Form 10-Q
period 1996-03-31
INFORMATION STORAGE DEVICES INC /CA/
filed 1996-05-15
CIK 932980

1996 Q1                 Information Storage Devices, Inc.

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

                           COMMISSION FILE NO. 0-25502

                        INFORMATION STORAGE DEVICES, INC.
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                      77-0197173
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

                              2045 HAMILTON AVENUE
                               SAN JOSE, CA 95125
          (Address of principal executive offices, including zip code)

                                 (408) 369-2400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X NO    .
                                      ---   ---


As of May 3, 1996, there were outstanding 9,777,433 shares of the Registrant's Common Stock.

1996 Q1                    Information Storage Devices, Inc.

                        INFORMATION STORAGE DEVICES, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION                                                                      Page
- - -------------------------------                                                                      ----

Item 1.           Financial Statements

                  Condensed Balance Sheets at December 31, 1995
                  and March 31, 1996 ...............................................................  3

                  Condensed Statements of Operations for the
                  Three Months Ended March 31, 1995 and 1996........................................  4

                  Condensed Statements of Cash Flows for the
                  Three Months Ended March 31, 1995 and 1996........................................  5

                  Notes to Condensed Financial Statements...........................................  6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....................................  7

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.................................................  12

                  Signatures.......................................................................  12

1996 Q1                  Information Storage Devices, Inc.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                           DECEMBER 31,   MARCH 31,
                                                               1995         1996
                                                               ----         ----


ASSETS

Current Assets:
     Cash and cash equivalents                               $  29,202    $  37,608
     Short-term investments                                     45,892       18,637
     Accounts receivable, net                                    7,554        6,940
     Inventories                                                 9,809       10,827
     Other current assets                                        1,841        3,390
                                                             ---------    ---------
          Total current assets                                  94,298       77,402
Net property and equipment                                       5,244        5,463
Patents and other assets, net                                    1,355        1,785
Long-term investments                                            4,533       11,011
                                                             ---------    ---------

Total Assets                                                 $ 105,430    $  95,661
                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                        $   9,784    $  10,530
     Current portion of capitalized lease obligations            1,089        1,093
     Accrued liabilities                                         2,312        1,503
     Deferred revenue                                            1,834        1,904
                                                             ---------    ---------
            Total current liabilities                           15,019       15,030

Long-term Liabilities:

     Capitalized lease obligations, net of current portion       2,630        2,465
     Deferred rent                                                 183          164
     Other non-current liabilities                                 145          145
                                                             ---------    ---------
            Total long-term liabilities                          2,958        2,774

Shareholders' Equity:

     Common stock                                               86,256       78,695
     Deferred compensation                                        (116)        (208)
     Retained earnings (deficit)                                 1,313         (663)
     Unrealized gain on investments                                 --           33
                                                             ---------    ---------
            Total shareholders' equity                          87,453       77,857

     Total Liabilities and Shareholders' Equity              $ 105,430    $  95,661
                                                             =========    =========

1996 Q1                              Information Storage Devices, Inc.


                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                          THREE MONTHS ENDED MARCH 31,

                                                1995       1996
                                                ----       ----


Net revenues                                  $ 13,005   $ 12,335
Cost of goods sold                               8,288      9,427
                                              --------   --------
          Gross margin                           4,717      2,907

Operating Expenses:

     Research and development                    1,407      4,120
     Selling, general and administrative         1,768      2,609
                                              --------   --------
     Total operating expenses                    3,175      6,729
Income (loss) from operations                    1,542     (3,822)
Interest and other income, net                     133        781
                                              --------   --------
     Income (loss) before income taxes           1,675     (3,041)
Provision (benefit) for income taxes               586     (1,064)
                                              --------   --------
Net income (loss)                             $  1,089   $ (1,977)
                                              ========   ========

Earnings (loss) per share                     $   0.14   $  (0.19)
                                              ========   ========

Shares used in computing earnings per share      7,680     10,235

1996 Q1                              Information Storage Devices, Inc.




                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                              ----------------------------
                                                                                                   1995          1996
                                                                                                   ----          ----

                       CASH FLOWS FROM OPERATING ACTIVITIES:

                            Net income (loss)                                                    $  1,089    $ (1,977)


                            Adjustments to reconcile net income (loss) to net cash
                            provided by operating activities-----
                                Depreciation and amortization                                         427         597
                                Amortization of investment discount                                    --          36
                                Compensation costs related to stock and stock option grant             11          49
                                Provision for allowance for doubtful accounts and returns              55          --
                                Changes in assets and liabilities -----
                                  Accounts receivable                                              (1,922)        614
                                  Inventories                                                        (530)     (1,018)
                                  Prepaid expenses and other assets                                   219      (1,530)
                                  Accounts payable                                                    962         747
                                  Accrued liabilities and bonuses                                    (155)       (716)
                                  Other current liabilities                                            --         (92)
                                  Deferred revenue                                                    737          69
                                  Deferred rent                                                        66         (19)
                                                                                                 --------    --------
                                         Net cash provided by (used for)  operating activities        959      (3,240)
                                                                                                 --------    --------
                       CASH FLOWS FROM INVESTING ACTIVITIES:

                                  Purchase of property and equipment                                 (141)       (620)
                                  Change in other assets                                               16        (467)
                                  Purchase of investments                                         (13,682)    (16,640)
                                  Proceeds from maturities of investments                              --      37,395
                                                                                                 --------    --------
                                          Net cash provided by (used for) investing activities    (13,807)     19,668
                                                                                                 --------    --------
                       CASH FLOWS FROM FINANCING ACTIVITIES:

                                  Proceeds from sale of common stock, net of issuance costs        23,954         236
                                  Repurchase of common stock                                           --      (7,938)
                                  Payments on capitalized lease obligations                          (283)       (320)
                                                                                                 --------    --------
                                          Net cash provided by (used for) financing activities     23,671      (8,022)
                                                                                                 --------    --------
                       NET INCREASE IN CASH AND CASH EQUIVALENTS                                   10,823       8,406
                       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             7,605      29,202
                                                                                                 --------    --------
                       CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 18,428    $ 37,608
                                                                                                 ========    ========

1996 Q1                              Information Storage Devices, Inc.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation:

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995.

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

2. Inventories:

Inventories consist of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out basis) or market. The components of inventory are as follows (in thousands):



                           December 31, 1995  March 31, 1996

Work-in-process ..........     $ 5,706           $ 7,422
Finished goods ...........       4,103             3,405
                               -------           -------
                               $ 9,809           $10,827
                               =======           =======



3. Earnings (Loss) Per Share:

Earnings (loss) per share has been computed using the weighted average number of shares of common stock, and, when dilutive, common equivalent shares from convertible preferred stock and common equivalent shares from stock options outstanding (using the treasury stock method). Pursuant to the Securities and Exchange Commissions Staff Accounting Bulletins, common and common equivalent shares issued during the twelve-month period prior to the Company's initial public offering in 1995 have been included in the 1995 calculation as if they were outstanding for all periods prior to the public offering (using the treasury stock method and the initial offering price).

4. Repurchase of Common Stock:

In January 1996, the Company's Board of Directors approved a stock repurchase plan of up to one million shares of common stock. During the quarter ended March 31, 1996, the Company repurchased 835,000 shares on the open market at prices ranging from $8.125 to $12.000 for a total of $7.9 million.

1996 Q1                              Information Storage Devices, Inc.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

         This report includes forward looking statements that involve a number of risks and uncertainties. The following includes a discussion of factors that, among other factors, could cause actual results to differ materially. For reference, see "Other Factors That May Affect Operating Results" for discussion of such factors on page 16 of the ISD 1995 Annual Report.

OVERVIEW

         ISD designs, develops, and markets single-chip integrated circuit products for voice recording and playback, using its proprietary ChipCorder high-density multilevel storage technology and its mixed signal expertise. The Company directs its marketing and product development efforts toward the consumer, communications and industrial markets. The Company distributes its products through a direct sales organization and a worldwide network of sales representatives and distributors. The Company was incorporated in California in December 1987 and introduced its first product in February 1991.

         ISD subcontracts with independent foundries to fabricate the wafers for all of its products. This approach enables the Company to concentrate its resources on the design and test areas, where the Company believes it has the greatest competitive advantage, and eliminates the high cost of owning and operating a semiconductor wafer fabrication facility. The Company depends on these foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce products of acceptable quality and with acceptable manufacturing yields and to deliver those products to the Company on time. The Company has restructured the supply agreement with Samsung, its largest supplier, from a wafer purchasing agreement to a die purchasing agreement; however, there can be no assurance that the company will be able to obtain the required die quantities and to meet customer schedules.

         Because of the demand for the Company's products and because of long lead times necessary to secure additional foundry capacity, the Company is planning to complete qualification of another foundry supplier by the middle of 1996. Although the Company believes that current capacity is adequate to meet the Company's current anticipated needs, there can be no assurance that the Company will be able to qualify additional foundry capacity or otherwise obtain needed quantities within expected time frames or at all.

         Moreover, in order to reduce future manufacturing costs, the Company is designing smaller die sizes with smaller geometry processes to increase the number of die produced on each wafer. The Company's ability to remain competitive depends on migrating its manufacturing to smaller geometries, in particular certain of its products to the 0.8 micron geometry. A problem was encountered with such a transition in the first quarter of 1996, resulting in a write-off of in-line product and of a write-down of certain finished goods inventory, as well as a delay in the conversion. Although management believes the problems that delayed the 0.8 micron conversion have been identified and solutions are being implemented, there can be no assurance that the Company's foundries will achieve or maintain acceptable manufacturing yields and process control in the future or that sudden declines in yields will not occur. Failures to improve, or fluctuations in, manufacturing yields and process

1996 Q1                              Information Storage Devices, Inc.


  controls, particularly at times when the Company is experiencing severe pricing pressures from its customers or its competitors, would have a material adverse effect on the Company's results of operations.


RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenues, each line item in the Company's statements of operations for the periods indicated.




- - ---------------------------------------------------------------
                                        Three Months Ended
                                             March 31,
- - ---------------------------------------------------------------
                                         1995      1996
                                         ----      ----

Net revenues                             100.0%   100.0%
Cost of net revenues                      63.7     76.4
                                         -----    -----
          Gross margin                    36.3     23.6
                                         -----    -----
Operating expenses:
     Research and development             10.8     33.4
     Sales, general and administrative    13.6     21.2
                                         -----    -----
          Total operating expenses        24.4     54.6
                                         -----    -----
          Income from operations          11.9    (31.0)
Other income (expense), net                1.0      6.4
                                         -----    -----
Income (loss) before income taxes         12.9    (24.6)
Provision (benefit) for income taxes       4.5     (8.6)
                                         -----    -----
           Net income (loss)               8.4%   (16.0%)
                                         -----    -----
- - ---------------------------------------------------------------


NET REVENUES

During the three months ended March 31, 1996, the Company's net revenues were principally derived from the sale of integrated circuits for voice recording and playback. Net revenues for the first quarter of 1996 were $12.3 million or 5% lower than the $13.0 million of net revenues for the first quarter of 1995. Sales to the Company's top ten customers accounted for 89% of net revenues compared to 72% in the first quarter of 1995. During the first quarter of 1996, the top customers were Motorola at 36%, Marubun (the Company's Japanese distributor) at 21% and Sanyo at 10% compared to Sanyo at 15%, Motorola at 10% and Voice It at 10% for the same

1996 Q1                              Information Storage Devices, Inc.




period of 1995. The loss of, or significant reduction in purchases, by a current major customer would have a material adverse effect on the Company's financial condition and results of operation if the Company is unable to obtain the orders from new customers to offset such losses or reductions.

         The overall decrease in net revenues for the three months ending March 31, 1996, was primarily due to a softening in the consumer market for products incorporating the Company's products. The breakdown of net revenues by market segment for the first quarter was 19% consumer, 75% communications, and 6% industrial. During the three months ended March 31, 1995, the breakdown was approximately 55% consumer, 40% communications and 5% industrial. The Company's consumer customers in the first quarter continued purchasing the Company's products primarily for use in personal memo recorders, cameras, photo frames, books, educational toys and novelties. The communications customers represented products consisting primarily of telephone answering machines, cellular phones, pagers and personal handy phones. The failure of new applications or markets to develop or the failure of existing markets to continue to be receptive to the Company's products could have a material adverse effect on the Company's business, financial condition, and results of operations.

         International sales for the first quarter of 1996 were 56% compared to 64% in the first quarter of 1995. Sales to Asia were 46% in the first quarter of 1996, down from 59% in 1995, and sales to Europe were 10% in the first quarter of 1996, versus 5% in the first quarter of 1995. Japan accounted for 30% of total sales in the first quarter of 1996, up from 21% in the previous year. North American sales were 44% in the first quarter of 1996, up from 36% for the same period last year. The United States accounted for 44% of total sales in the first quarter of 1996. The decrease in sales to Asia in 1996 is a result of the softening in the consumer market, as mentioned above. The increase in sales to North America is a reflection of the continued growth in the communications market. Due to its reliance on export sales and its dependence on foundries outside the United States, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risk such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, and currency fluctuation, any of which could have a material effect on the Company's financial conditions or results of operations.

GROSS MARGIN

         The Company's gross margin for the first quarter of 1996 was $2.9 million or 23.6% of net revenues. This was a 38% decrease from the $4.7 million gross margin for the first quarter of 1995. Gross margin as a percentage of sales for the first quarter for 1996 decreased by 35%, down from 36.3% for the first quarter of 1995. The reduction in gross margins is the result of a write-off of product in the 0.8_micron line as well as for the write-down in the value of certain finished goods inventory items, resulting from a reduction in the sales price for those items. The reduction in gross margin can also be attributed to the lower new revenues in the first quarter of 1996.

         The Company is subject to a number of factors which may have an adverse impact on gross margin, including the availability and cost of product from the Company's suppliers, changes in the mix of products sold, and the timing of new product introductions and volume shipments. In addition, the markets for the Company's products are characterized by intense

1996 Q1                              Information Storage Devices, Inc.



price competition. To the extent that the Company fails to facilitate its customers' opening of new markets; experiences yield or other production problems or shortages in supply that increase its manufacturing costs, or fails to reduce its manufacturing costs, it would have a material adverse effect on the Company's financial condition and results of operations.

RESEARCH AND DEVELOPMENT

         Research and development expenses were $4.1 million or 33.4% of net revenues in the first quarter of 1996, compared to $1.4 million or 10.8% of net revenues in the same period of 1995. The increase in research and development expenses were primarily due to the write-off of pre-production wafers in the 0.8 micron line as discussed earlier. There were also increased expenses caused by more than a doubling of personnel for new product development and enhancement of existing products. In addition, there were increased expenditures for materials, including wafers and masks, related to such development activities. The Company has also made a significant investment to strengthen its technology capability by the creation of a technology department which is now staffed with six Ph.D.'s. There can be no assurance that new product will be successfully developed or achieve market acceptance, that yield problems will not arise in the future, or that the need to improve product yields might not recur with existing or new products or fabrication processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $2.6 million or 21.1% of net revenues in the first quarter of 1996, compared to $1.8 million or 13.6% of net revenues in the first quarter of 1995. The increase in selling expenses for the first quarter of 1996 came as a result of the Company's commitment to expanding its marketing efforts with participation in public relations, tradeshows, advertising, web site development, to name a few, and the addition of more sales and marketing personnel. Selling expenses are expected to continue to increase with net revenue growth due to more commissions and additional personnel. The increases in general and administrative costs come from additional professional fees, including legal and accounting, and office rent and insurance.

OTHER INCOME, NET

         Net other income was $0.8 million for the first quarter of 1996 compared to net other income of approximately $0.1 million for the same period of 1995. Net other income for 1996 primarily represents interest income earned on the proceeds of the Company's initial and secondary public offerings of common stock.

PROVISION FOR INCOME TAXES

         The Company recorded an income tax benefit for the first quarter of 1996, using an effective income tax rate of 35%. The benefit is included in other assets in the accompanying balance sheet. The effective tax rate of 35% for the first quarter of 1995 represents applicable statutory rates, partially offset by research and development tax credits and net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a line of credit with a commercial bank under which the Company may borrow up to $9 million, based on eligible accounts receivable and $7.0 million based on eligible investments, with a term through June 30, 1996. At March 31, 1996, the Company's borrowing base was approximately $12.4 million and there were no borrowings outstanding under this line of credit, but it is being used to guarantee letters of credit. The line of credit does not restrict the Company from paying cash dividends on its capital stock but does require that the Company maintain a ratio of total indebtedness to tangible net worth of not more than 1.25 to 1 and a ratio of current assets to current liabilities of not less than 1.5 to 1. The Company is currently in compliance with all financial covenants in the line of credit agreement. As of March 31, 1996, the amount of unrestricted equity available for distribution as a result of these covenants was $54.9 million.

         The Company's operating activities used net cash of $3.2 million in the first three months of 1996, primarily due to a loss from operations and an increase in inventory. The Company's repurchase of common stock, discussed in
Note 4 to Condensed Financial Statements, also used $7.9 million of net cash. Capital purchases were $0.8 million in the first three months of 1996. The Company's capital equipment needs, including wafer sort and final test equipment, computer hardware and software and other office related items, are currently budgeted at approximately $3.8 million through the end of 1996. The Company has agreements with three capital equipment leasing companies providing aggregate lease lines of $4.0 million of which $3.2 million was available on March 31, 1996.

         At March 31, 1996, the Company had cash, cash equivalents and short-term investments of $56.2 million, long-term investments (tax free bonds maturing in more than one year) of $11.0 million, and working capital of $62.4 million. The Company believes its existing cash, cash equivalents and short-term investments and its available line of credit and current equipment lease lines, will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. To the extent that funds generated from operations are insufficient to meet the Company's capital requirements, and the Company is required to raise additional funds, no assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

1996 Q1                              Information Storage Devices, Inc.


                                     PART II

                                OTHER INFORMATION

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed herewith.

Exhibit
Number                      Exhibit Title

10.01   -  1987 Stock Option Plan, as amended, and related documents.

10.02   -  1994 Equity Incentive Plan, as amended, and related documents.

10.03   -  1994 Directors Stock Option Plan, as amended, and related documents.

10.23   -  Form of Employment Agreement dated January 19, 1996 between
           Registrant and all of the Company's Executive Officers and certain key employees.

11.01   -  Statement regarding computation of per share earnings.

27.01   -  Financial Data Schedule

         (b) The Company filed a report on Form 8-K during the period ended March 31, 1996 with regard to a Shareholder Rights Plan on January 5, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INFORMATION STORAGE DEVICES, INC.

                            (Registrant)

Date:  May 10, 1996

                            Felix J. Rosengarten

                            Vice President, Finance and Administration and Chief Financial Officer
                            (Principal Financial and Accounting Officer and Duly Authorized Officer)