Form 10-Q
period 1996-06-30
INFORMATION STORAGE DEVICES INC /CA/
filed 1996-08-12
CIK 932980

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from ____ to ____

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
                                      ---   ---
As of August 2, 1996, there were outstanding 9,667,450 shares of the Registrant's Common Stock.

                        INFORMATION STORAGE DEVICES, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION                                            Page
                                                                           ----
Item 1.    Financial Statements

                  Condensed Balance Sheets at December 31, 1995
                  and June 30, 1996 .........................................1

                  Condensed Statements of Operations for the Three Months
                  and Six Months Ended June 30, 1995 and 1996................2

                  Condensed Statements of Cash Flows for the
                  Six Months Ended June 30, 1995 and 1996....................3

                  Notes to Condensed Financial Statements....................4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............5

PART II - OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security-Holders......10

Item 6.           Exhibits and Reports on Form 8-K...........................12

                  Signatures.................................................12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                                          JUNE 30,          DECEMBER 31,
                                                                                            1996                  1995
                                                                                    ----------------      ----------------
       ASSETS

       Current Assets:
            Cash and cash equivalents                                               $         33,956      $         29,202
            Short-term investments                                                            19,042                45,892
            Accounts receivable, net                                                           4,138                 7,554
            Inventories                                                                       14,497                 9,809
            Other current assets                                                               2,919                 1,841
                                                                                    ----------------      ----------------
                 Total current assets                                                         74,552                94,298
       Net property and equipment                                                              5,661                 5,244
       Patents and other assets, net                                                           1,762                 1,355
       Long-term investments                                                                   7,639                 4,533
                                                                                    ----------------      ----------------

       Total Assets                                                                 $         89,614      $        105,430
                                                                                    ================      ================

       LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities:
            Accounts payable                                                        $         4,571       $          9,784
            Current portion of capitalized lease obligations                                  1,170                  1,089
            Accrued liabilities                                                               1,324                  2,312
            Deferred revenue                                                                  2,103                  1,834
                                                                                    ----------------      ----------------
                   Total current liabilities                                                  9,168                 15,019

       Long-term Liabilities:
            Capitalized lease obligations, net of current portion                              2,361                 2,630
            Deferred rent                                                                        169                   183
            Other non-current liabilities                                                        145                   145
                                                                                    ----------------      ----------------
                   Total long-term liabilities                                                 2,675                 2,958

       Shareholders' Equity:
            Common stock                                                                      79,306                86,256
            Deferred compensation                                                             (1,058)                 (116)
            Retained earnings (deficit)                                                         (472)                1,313
            Unrealized gain on investments                                                        (5)                   --
                                                                                    ----------------      ----------------
                   Total shareholders' equity                                                 77,771                87,453
                                                                                    ----------------      ----------------
            Total Liabilities and Shareholders' Equity                              $         89,614      $        105,430
       ---------------------------------------------------------------------------- ---------------- ---- ----------------

                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                    THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                 --------------------------------     ------------------------------
                                                       1996              1995              1996             1995
                                                 --------------    --------------     -------------     ------------
Net revenues                                     $       11,183    $       14,234     $      23,518     $     27,239
Cost of goods sold                                        7,154             8,873            16,581           17,161
                                                 --------------    --------------     -------------     ------------
          Gross margin                                    4,029             5,361             6,937           10,078

Operating Expenses:
     Research and development                             1,868             1,476             5,988            2,883
     Selling, general and administrative                  2,419             2,239             5,029            4,007
                                                 --------------    --------------     -------------     ------------
     Total operating expenses                             4,287             3,715            11,017            6,890
                                                 --------------    --------------     -------------     ------------
Income (loss) from operations                              (258)            1,646            (4,080)           3,188
Interest and other income, net                              552               390             1,334              523
                                                 --------------    --------------     -------------     ------------
     Income (loss) before income taxes                      294             2,036           (2,746)            3,711
Provision (benefit) for income taxes                        103               712             (961)            1,298
                                                 --------------    --------------     -------------     ------------
Net income (loss)                                $          191    $       1,324      $      (1,785)    $      2,413
                                                 ==============    ==============     =============     ============

Earnings (loss) per share                        $         0.02    $         0.15     $       (0.18)    $       0.29
                                                 ==============    ==============     =============     ============

Shares used in computing amounts per share               9,886              8,688             9,955            8,181

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                           ----------------------------
                                                                                1996           1995
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                    $    (1,785)    $      2,413
      Adjustments to reconcile net income (loss) to net cash
      provided by operating activities-----
          Depreciation and amortization                                          1,198              920
          Amortization of investment  discount                                      72               --
          Compensation costs related to stock and stock option grant               185               22
          Provision for allowance for doubtful accounts and returns                 20              180
          Changes in assets and liabilities-----
            Accounts receivable                                                  3,397           (1,442)
            Inventories                                                         (4,688)          (1,054)
            Prepaid expenses and other assets                                     (991)            (932)
            Accounts payable                                                    (5,213)             765
            Accrued liabilities and bonuses                                       (989)              25
            Deferred revenue                                                       269            1,009
            Deferred rent                                                          (14)             123
                                                                          ------------     ------------
                 Net cash provided by (used for) operating activities           (8,539)           2,029
                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                        (1,172)            (246)
      Change in other assets                                                      (483)             (12)
      Purchase of short-term investments                                       (21,897)         (20,982)
      Proceeds from maturities of short-term investments                        49,186            4,924
      Purchase of long-term investments                                         (3,709)          (2,529)
                                                                          ------------     ------------
                 Net cash provided by (used for) investing activities           21,925          (18,845)
                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock, net of issuance costs                    306           23,697
      Repurchase of common stock                                                (8,382)              --
      Payments on capitalized lease obligations                                   (556)            (574)
                                                                          ------------     ------------
                 Net cash provided by (used for) financing activities           (8,632)          23,123
                                                                          ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        4,754            6,307

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                29,202            7,604
                                                                          ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     33,956     $     13,911
                                                                        ===============    ============

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

2.       Inventories:

Inventories consist of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out basis) or market. The components of inventory are as follows (in thousands):

                                     June 30, 1996          December 31, 1995
                                     -------------          -----------------

Work-in-process....................      $  9,247                $ 5,706
Finished goods.....................         5,250                  4,103
                                         --------                -------
                                         $ 14,497                $ 9,809
                                         ========                =======

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

4.       Repurchase of Common Stock:

In January 1996, the Company's Board of Directors approved a stock repurchase plan of up to one million shares of common stock. During the quarters ended March 31, 1996, and June 30, 1996 the Company repurchased 835,000 and 50,000 shares respectively, on the open market at prices ranging from $8.125 to $12.000 for a total of $8.4 million.

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

         This report includes forward looking statements that involve a number of risks and uncertainties. The following includes a discussion of factors that, among other factors, could cause actual results to differ materially. For reference and discussion, see also "Other Factors That May Affect Operating Results" on page 16 of the ISD 1995 Annual Report and the factors discussed in ISD's Annual Report on Form 10-K and Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

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

         Because of the demand for the Company's products and because of long lead times necessary to secure additional foundry capacity, the Company is on schedule to complete qualification of another foundry supplier by the end of 1996. Although the Company believes that current capacity is adequate to meet the Company's current anticipated needs, there can be no assurance that the Company will be able to qualify additional foundry capacity or otherwise obtain needed quantities within expected time frames or at all.

         Moreover, in order to reduce future manufacturing costs, the Company is designing smaller die sizes with smaller geometry processes to increase the number of die produced on each wafer. The Company's ability to remain competitive depends on migrating its manufacturing to smaller geometries, in particular certain of its products to the 0.8 micron geometry. A problem was encountered with such a transition in the first quarter of 1996, resulting in a write-off of in-line product and of a write-down of certain finished goods inventory, as well as a delay in the conversion. Although management believes the problems that delayed the 0.8 micron conversion have been identified and solutions have been implemented, expected cost reductions from this conversion have not yet been realized, and there can be no assurance that the Company's foundries will achieve or maintain acceptable cost reductions, manufacturing yields, and process control in the future or that sudden declines in yields will not occur. Failures to improve, or fluctuations in, manufacturing yields and process controls, particularly at times when the Company is experiencing severe pricing pressures from its customers or its competitors, would have a material adverse effect on the Company's results of

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenues, each line item in the Company's statements of operations for the periods indicated.

- -------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                  Six Months Ended
                                                         June 30,                          June 30,
- -------------------------------------------------------------------------------------------------------------

                                                     1996             1995           1996            1995
                                                     ----             ----           ----            ----

Net revenues                                        100.0%           100.0%         100.0%          100.0%

Cost of goods sold                                   64.0             62.3           70.5            63.0
                                                    -----            -----          -----           -----

          Gross margin                               36.0             37.7           29.5            37.0
                                                    -----            -----          -----           -----

Operating expenses:

     Research and development                        16.7             10.4           25.5            10.6

     Sales, general and administrative               21.6             15.7           21.4            14.7
                                                    -----            -----          -----           -----

          Total operating expenses                   38.3             26.1           46.9            25.3
                                                    -----            -----          -----           -----

          Income (loss) from operations              (2.3)            11.6          (17.4)           11.7
                                                    -----            -----          -----           -----

Other income (expense), net                           4.9              2.7            5.7             1.9
                                                    -----            -----          -----           -----

          Income (loss) before income taxes           2.6             14.3          (11.7)           13.6

Provision (benefit) for income taxes                   .9              5.0           (4.1)            4.7
                                                    -----            -----          -----           -----

           Net income (loss)                          1.7%             9.3%          (7.6%)           8.9%
- -------------------------------------------------------------------------------------------------------------




NET REVENUES

         During the six months ended June 30, 1996, the Company's net revenues were principally derived from the sale of integrated circuits for voice recording and playback. Net revenues for the second quarter of 1996 were $11.2 million or 21% lower than the $14.2 million of net revenues for the second quarter of 1995. Revenues for the six months ended June 30, 1996 were $23.5 million. This was a 14% decrease from the revenues of $27.2 million in the first half of 1995.

         During the second quarter, sales to the Company's top ten customers accounted for 88% of net revenues compared to 67% in the second quarter of 1995. During the second quarter of 1996, the top customers were Marubun (the Company's Japanese distributor) at 30%, Motorola at 28% and Sanyo at 15% compared to Marubun at 17%, Sanyo at 13% and Voice It at 12% for the same period of 1995. The loss of, or significant reduction in purchases by, a current major customer would have a material adverse effect on the Company's financial condition and results of operations if the Company is unable to obtain the orders from new or other customers to offset such losses or reductions.

         The Company experienced a continuing softness in the consumer market resulting in an overall decrease in net revenues for both the three and six months ending June 30, 1996 in comparison to the same periods in the prior year. The breakdown of net revenues by market segment for the second quarter of 1996 was 12% consumer, 81% communications, and 7% industrial. During the second quarter of 1995, the breakdown was approximately 53% consumer, 42% communications and 5% industrial. The Company's consumer customers in the current quarter continued purchasing the Company's products primarily for use in personal memo recorders, cameras, photo frames, books, educational toys and novelties. The Company's communications customers represented products consisting primarily of telephone answering machines, cellular phones, pagers and personal handy phones. The company anticipates that the consumer market may continue to be soft throughout the remained of 1996. The failure of new applications or markets to develop or the failure of existing markets, particularly the communications market, to continue to be receptive to the Company's products or to offset reduced revenues from the consumer market could have a material adverse effect on the Company's business, financial condition, and results of operations.

         International sales for the second quarter of 1996 were 72%, the same as the second quarter of 1995. Sales to Asia were 62% in the second quarter of 1996, down from 68% in 1995, and sales to Europe were 10% in the second quarter of 1996, up from 4% in the second quarter of 1995. Sales to Japan accounted for 45% of total sales in the second quarter of 1996, up from 31% in the previous year. North American sales were 28% in the second quarter of 1996, down from 30% for the same period last year. The decrease in sales to Asia in 1996 is primarily a result of the softening in the consumer market, as mentioned above. Due to its reliance on export sales and its dependence on foundries outside the United States, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risk such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, and currency fluctuation, any of which could have a material effect on the Company's financial conditions or results of operations.

GROSS MARGIN

         The Company's gross margin for the second quarter of 1996 was $4.0 million. This was a 25% decrease from the $5.4 million gross margin for the second quarter of 1995. Gross margin as a percentage of sales for the second quarter of 1996 decreased to 36% from 37% for the second quarter of 1995. The reduction in gross margin is primarily the result of three factors: the value of certain inventory items were written down for obsolescence, certain prices have been reduced (as announced in the first quarter of 1996) however, the lower cost expected from the conversion to the 0.8 micron line has not yet been realized, and lower net revenues in the second quarter of 1996.

         The Company is subject to a number of factors which may have an adverse impact on gross margin, including the availability and cost of product from the Company's suppliers, changes in the mix of products sold, and the timing of new product introductions and volume shipments. In addition, the markets for the Company's products are characterized by intense price competition. To the extent that the Company fails to facilitate its customers' opening of new markets, or loses revenue to competition, or experiences yield or other production problems or shortages in supply that increase its manufacturing costs, or fails to reduce its manufacturing costs, it would have a material adverse effect on the Company's financial condition and results of operations.

RESEARCH AND DEVELOPMENT

         Research and development expenses were $1.9 million or 17% of net revenues in the second quarter of 1996, compared to $1.5 million or 10% of net revenues in the same period of 1995. The increase in research and development expense was primarily due to an increase in personnel for new product development and enhancement of existing products. In addition, the Company increased its expenditures for materials, including wafers and masks, related to such development activities. The Company has also made a significant investment to continue to strengthen its technology capability by creating a technology department and hiring related personnel. Research and development expenses are expected to increase; however, there can be no assurance that new products will be successfully developed or achieve market acceptance, that yield problems will not arise in the future, or that the need to improve product yields might not recur with existing or new products or fabrication processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $2.4 million or 22% of net revenues in the second quarter of 1996, compared to $2.2 million or 16% of net revenues in the second quarter of 1995. The increase in selling expenses for the second quarter of 1996 continues to be a result of the Company's commitment to expanding its marketing efforts with participation in public relations, tradeshows, advertising, web site development, as well as the addition of more sales and marketing personnel including a Japanese Sales Manager and a Pacific Area Sales Manager. Selling expenses are expected to increase to the extent revenue increases as a result of additional personnel and increased commissions. The increases in general and administrative costs come from additional professional fees, including legal and accounting, and office rent and insurance.

OTHER INCOME, NET

         Net other income was $0.6 million for the second quarter of 1996 compared to net other income of approximately $0.4 million for the same period of 1995. Net other income for 1996 primarily represents interest income earned on the proceeds of the Company's initial and secondary public offerings of common stock.

PROVISION FOR INCOME TAXES

         The Company recorded an income tax provision for the second quarter of 1996, using an effective income tax rate of 35%. There is, however, a tax benefit recorded for the six months ending June 30, 1996. The benefit, which is at a rate of 35% of the year to date loss, is included in other assets in the accompanying balance sheet. The effective tax rate of 35% for both of 1995 and 1996 represents applicable statutory rates, partially offset by research and development tax credits and net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a line of credit with a commercial bank under which the Company may borrow up to $9 million, based on eligible accounts receivable and $15 million based on eligible investments, with a term through June 30, 1997. At June 30, 1996, the Company's borrowing base was approximately $8.7 million and there were no borrowings outstanding under this line of credit, but it is being used to guarantee letters of credit. The line of credit does not restrict the Company from paying cash dividends on its capital stock but does require that the Company maintain a ratio of total indebtedness to tangible net worth of not more than 1 to 1 and a ratio of current assets to current liabilities of not less than 2 to 1. The Company is currently in compliance with all financial covenants in the line of credit agreement. As of June 30, 1996, the amount of unrestricted equity available for distribution as a result of these covenants was $56.2 million.

         The Company's operating activities used net cash of $8.5 million in the first six months of 1996, primarily due to an increase in inventory and a decrease in accounts payable. The Company's repurchase of common stock, discussed in Note 4 to Condensed Financial Statements, used $8.4 million of cash, and the Company has announced the intent to repurchase up to 100,000 additional shares in the third quarter of 1996. Capital purchases were $1.2 million in the first six months of 1996. The Company's capital equipment needs, including wafer sort and final test equipment, computer hardware and software and other office related items, are currently budgeted at approximately $2.0 million through the end of 1996. The Company has agreements with two capital equipment leasing companies providing aggregate lease lines of $2.5 million of which $1.6 million was available on June 30, 1996.

         At June 30, 1996, the Company had cash, cash equivalents and short-term investments of $53 million, long-term investments (tax free bonds maturing in more than one year) of $7.6 million, and working capital of $65.4 million. The Company believes its existing cash, cash equivalents and short-term investments and its available line of credit and current equipment lease lines, will satisfy the Company's projected working capital and capital expenditure requirements through at least the next twelve months.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Registrant held its Annual Meeting of Shareholders on May 22, 1996 (the "Meeting").

         (c)      The following matters were voted upon at the Meeting:

                  1. Election of four (4) directors of the Company. The four (4) nominees were, and the voting tabulation with respect to each nominee was, as follows:

                          VOTES CAST FOR EACH DIRECTOR

                                                   Total Votes For               Total Votes Withheld
                                                     Each Director                 From Each Director
                                                   ---------------               ---------------------
                  Eugene J. Flath                      9,236,666                         71,927
                  David L. Angel                       9,217,034                         91,559
                  Frederick B. Bamber                  9,236,666                         71,927
                  Frederick L. Zieber                  9,231,666                         76,927

                  2. Proposal to approve an amendment for the Company's 1994 Equity Incentive Plan (the "Incentive Plan") that increases the number of shares of the Company's Common Stock reserved for issuance thereunder by 1,000,000 shares. The voting tabulation with respect to this proposal was as follows:

          For             Against          Abstain           Broker Non-Votes
       ----------        ---------         --------          ----------------
       4,519,284         1,649,586          21,104              3,118,619

                  3. Proposal to approve amendments to each of the Incentive Plan and the Company's 1987 Stock Option Plan (the "1987 Plan") to automatically accelerate, in the event of: (i) a merger or acquisition in which the Company is not the surviving entity (except for a transaction the principal purpose of which is to change the State in which the Company is incorporated), (ii) the sale, transfer or other disposition of all or substantially all of the assets for the Company or
                  (iii) any other corporate reorganization or business combination that is not approved by the Board and in which the beneficial ownership of 50% or more of the Company's outstanding voting stock is transferred, the exercisability of all outstanding options granted under the Incentive Plan and 1987 Plan if such options are not assumed or replaced with similar options of such successor corporation. The voting tabulation with respect to this proposal was as follows:

          For             Against          Abstain           Broker Non-Votes
       ----------        ---------         --------          ----------------
        8,503,719        335,147            21,450              448,227

                  4. Proposal to approve an amendment to the Company's 1994 Directors Stock Option Plan (the "1994 Directors Plan"): (i) to reduce the period during which options granted pursuant to the 1994 Directors Plan become exercisable from four (4) years to one (1) year, other than the 1996 grant which will fully vest on December 31, 1996, with options vesting monthly following the date of grant; and (ii) to change the date of grant of the automatic "succeeding" option grants to directors from each such director's anniversary date of joining the Board to, in 1996, March 21, 1996, the date of approval of this amendment by the Compensation Committee of the Company's Board of Directors, and in 1997 and in all succeeding years, January 1 of each such year. The voting tabulation with respect to this proposal was as follows:

          For             Against          Abstain           Broker Non-Votes
       ----------        ---------         --------          ----------------
       8,398,184         417,922            44,210              448,277

                  5. Proposal to select Arthur Andersen LLP as the Company's independent auditors to perform the audit of the Company's financial statements for the year ending December 31, 1996. The voting tabulation with respect to this proposal was as follows:

          For             Against          Abstain           Broker Non-Votes
       ----------        ---------         --------          ----------------
       9,242,697         60,216             5,680               0

PART II

                                OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed herewith.

Exhibit
Number                                       Exhibit Title
- -------                                      -------------

10.01-   1987 Stock Option Plan, as amended, and related documents.

10.24- Form of Amended and Restated Employment Agreement dated May 14, 1996 between Registrant and certain of the Company Executive Officers.

11.01-   Statement regarding computation of per share earnings.

27.01-   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INFORMATION STORAGE DEVICES, INC.
                            (Registrant)

Date:  August 9, 1996
                           ----------------------------------------------------
                           Felix J. Rosengarten
                           Vice President, Finance and Administration and Chief Financial Officer
                           (Principal Financial and Accounting Officer and Duly Authorized Officer)