Form 10-Q
period 1996-09-28
INFORMATION STORAGE DEVICES INC /CA/
filed 1996-11-06
CIK 932980

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 28, 1996

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from to

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

As of October 23, 1996, there were outstanding 9,549,726 shares of the Registrant's Common Stock.

                        INFORMATION STORAGE DEVICES, INC.

                                      INDEX

Part  I - Financial Information                                   Page

Item 1.  Financial Statements

         Condensed Balance Sheets at December 31, 1995
         and September 28, 1996 ....................................1

         Condensed Statements of Operations for the Three Months
         and Nine Months Ended September 30, 1995 and
         September 28, 1996.........................................2

         Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 1995 and
         September 28, 1996.........................................3

         Notes to Condensed Financial Statements....................4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............5

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K..........................10

         Signatures................................................10

                                     PART I

                              FINANCIAL INFORMATION

Item 1.     Financial Statements

                            Condensed Balance Sheets
                                 (In thousands)

                                                   September 28,  December 31,
                                                           1996          1995
                                                    ------------    -----------
Assets

Current assets:
     Cash and cash equivalents .................    $    16,683     $    29,202
     Short-term investments ....................         30,051          45,892
     Accounts receivable, net ..................          4,336           7,554
     Inventories ...............................         13,978           9,809
     Other current assets ......................          2,439           1,841
                                                    ------------    -----------
          Total current assets .................         67,487          94,298
Net property and equipment .....................          5,768           5,244
Patents and other assets, net ..................          1,779           1,355
Long-term investments ..........................          7,384           4,533
                                                    ------------    -----------
Total assets ...................................    $     82,418    $   105,430
                                                    ============    ===========
Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable ..........................    $     3,525     $     9,784
     Current portion of capitalized
     lease obligations..........................          1,232           1,089
     Accrued liabilities .......................          2,407           2,312
     Deferred revenue ..........................          1,885           1,834
                                                    -----------     -----------
            Total current liabilities ..........          9,049          15,019

Long-term liabilities:
     Capitalized lease obligations,
     net of current portion ....................          2,147           2,630
     Other non-current liabilities .............            316             328
                                                    -----------     -----------
            Total long-term liabilities ........          2,463           2,958


Shareholders' equity:
     Common stock ..............................         77,502          86,256
     Deferred compensation .....................           (362)           (116)
     Retained earnings (deficit) ...............         (6,214)          1,313
     Unrealized gain on investments ............            (20)             --
                                                    -----------     -----------
            Total shareholders' equity .........         70,906          87,453
                                                    -----------     -----------
     Total liabilities and shareholders' equity..   $    82,418     $   105,430
                                                    ===========     ===========

                       Condensed Statements of Operations
                    (In thousands, except per share amounts)

                                          Three months          Nine months
                                             ended                 ended
                                        9/30/95   9/30/95    9/28/96    9/28/96

Net revenues .......................   $ 8,153    $15,546    $31,671    $42,785
Cost of goods sold .................     8,219      9,238     24,800     26,399
                                       -------    -------    -------    -------
          Gross margin .............       (66)     6,308      6,871     16,386

Operating expenses:
     Research and development.......     2,662      1,777      8,650      4,660
     Selling, general
     and administrative ............     2,620      2,173      7,649      6,180
                                       -------    -------    -------    -------
     Total operating expenses.......     5,282      3,950     16,299     10,840
                                       -------    -------    -------    -------
Income (loss) from operations.......    (5,348)     2,358     (9,428)     5,546

Interest and other income, net......       566        295      1,900        818
                                       -------    -------    -------    -------
     Income (loss)
     before income taxes............    (4,782)     2,653     (7,528)     6,364

Provision for income taxes..........       961        934       --        2,232
                                       -------    -------    -------    -------
Net income (loss) ..................   $(5,743)   $ 1,719    $(7,528)   $ 4,132
                                       =======    =======    =======    =======

Earnings (loss) pershare ...........   $ (0.59)   $  0.19    $ (0.76)   $  0.49
                                       =======    =======    =======    =======
Shares used in computing
amounts per share...................     9,661      8,948      9,867      8,436


                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              NINE MONTHS
                                                                  ENDED
                                                          9/28/96     9/30/95
Cash flows from operating activities:
   Net income (loss) .................................    $(7,528)    $  4,132
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities-----
     Depreciation and amortization....................      1,849        1,429
     Amortization of investment discount..............        123           --
     Compensation costs related to stock and
     stock option grants .............................        207           33
     Provision for allowance for  doubtful accounts
     and returns .....................................         20          210
     Changes in assets and liabilities -----
       Accounts receivable............................      3,198       (3,246)
       Inventories ...................................     (4,169)      (1,300)
       Prepaid expenses and other assets .............       (592)        (986)
       Accounts payable...............................     (6,258)       1,616
       Accrued liabilities............................         95          724
       Deferred revenue...............................         51        1,090
       Deferred rent..................................        (12)         145
                                                         --------     --------
        Net cash (used for) provided by
        operating activities..........................    (13,016)       3,847
                                                         --------     --------
Cash flows from investing activities:
   Purchase of property and equipment.................     (1,764)        (685)
   Change in other assets.............................       (539)         (61)
   Purchase of short-term investments.................    (51,031)     (37,285)
   Proceeds from maturities of short-term investments.     67,232       18,557
   Purchase of long-term  investments ................    (12,983)      (2,529)
   Proceeds from maturities of long-term investments .      9,623           --
                                                         --------     --------
        Net cash provided by (used for)
        investing activities .........................     10,538      (22,003)
                                                         --------     --------
Cash flows from financing activities:
   Proceeds from sale of common stock,
   net of issuance costs .............................        506       69,526
   Repurchase of common stock.........................     (9,712)          --
   Payments on capitalized lease obligations..........       (835)        (846)
                                                         --------     --------
        Net cash (used for) provided by
        financing activities..........................    (10,041)      68,680
                                                         --------     --------
Net (decrease) increase in cash and cash equivalents..    (12,519)      50,524

Cash and cash equivalents at beginning of period......     29,202        7,605
                                                         --------     --------
Cash and cash equivalents at end of period ...........   $ 16,683     $ 58,129
                                                         ========     ========

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

2.   Inventories:

Inventories consist of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out basis) or market. The components of inventory are as follows (in thousands):

                                     September 28, 1996      December 31, 1995
Work-in-process................           $ 9,881                 $5,706
Finished goods................              4,097                  4,103
                                           ------                 ------
                                          $13,978                 $9,809

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

4.   Repurchase of Common Stock:

In January 1996, the Company's Board of Directors approved a stock repurchase plan of up to one million shares of common stock. In July 1996, the Company's Board of Directors approved the repurchase of an additional one hundred thousand shares. For the nine months ended September 28, 1996, the Company repurchased 1,077,000 shares on the open market at prices ranging from $6.625 to $12.00 for a total of $9.7 million.

Item 2.

                Management's Discussion And Analysis of Financial
                       Condition and Results of Operations



     This report includes forward looking statements that involve a number of risks and uncertainties. The following includes a discussion of factors that, among other factors, could cause actual results to differ materially. For reference and discussion, see also "Other Factors That May Affect Operating Results" on page 16 of the ISD 1995 Annual Report and the factors discussed in ISD's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

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

     In order to reduce future manufacturing costs, the Company is designing smaller die sizes with smaller geometry processes to increase the number of die produced on each wafer. The Company's ability to remain competitive depends on migrating its manufacturing to smaller geometries, in particular certain of its products to the 0.8 micron geometry. A problem was encountered with such a transition in the first quarter of 1996, resulting in a write-off of in-line product and of a write-down of certain finished goods inventory, as well as a delay in the conversion. Although management believes the problems that delayed the 0.8 micron conversion have been corrected, expected cost reductions from this conversion have not yet been realized, and there can be no assurance that the Company's foundries will achieve or maintain acceptable cost reductions, manufacturing yields, and process control in the future or that sudden declines in yields will not occur. Failures to improve, or fluctuations in, manufacturing yields and process controls, particularly at times when the Company is experiencing severe pricing pressures from its customers or its competitors, would have a material adverse effect on the Company's results of operations.

Results of Operations

     The following table sets forth, as a percentage of net revenues, each line item  in  the  Company's  statements  of operations for the periods indicated.

------------------------------------------------------------------------------
                                            Three Months       Nine Months
                                              Ended               Ended
------------------------------------------------------------------------------

                                           9/28/96  9/30/95  9/28/96  9/30/95

Net revenues                                100.0%   100.0%  100.0%    100.0%

Cost of goods sold                          100.8     59.4    78.3     61.7
                                            -----     ----    ----     ----
Gross margin                                 (0.8)    40.6    21.7     38.3
                                            -----     ----    ----     ----
Operating expenses:

     Research and development                32.6     11.4    27.3     10.9

     Sales, general and administrative       32.1     14.0    24.2     14.4                                14.4
                                            -----     ----    ----     ----
          Total operating expenses           64.7     25.4    51.5     25.3
                                            -----     ----    ----     ----
          Income (loss) from operations     (65.5)    15.2   (29.8)    13.0
                                            -----     ----    ----     ----
Other income (expense), net                   6.9      1.9     6.0      1.9
                                            -----     ----    ----     ----
Income (loss) before income taxes           (58.6)    17.1   (23.8)    14.9

Provision for income taxes                   11.8      6.0      --      5.2
                                            -----     ----    ----     ----
          Net income (loss)                 (70.4%)   11.1%  (23.8%)    9.7%
                                            =====     ====    ====     ====
------------------------------------------------------------------------------

Net Revenues

     During the nine months ended September 28, 1996, the Company's net revenues were principally derived from the sale of integrated circuits for voice recording and playback. Net revenues for the third quarter of 1996 were $8.2 million or 48% lower than the $15.5 million of net revenues for the third quarter of 1995. Revenues for the nine months ended September 28, 1996 were $31.7 million. This was a 26% decrease from the revenues of $42.8 million for the nine months ended September 30, 1995. The decrease in net revenues was the result of continued softness in demand for ISD's ChipCorder(R) single-chip integrated circuit products for voice recording and playback by consumer-oriented customers ($4.7 million less); anticipated price reductions as announced in the first quarter of 1996; and an unexpected push out of orders by a major communications-oriented customer which reduced the demand from the communications market (by about $2 million).

     During the third quarter, sales to the Company's top ten customers accounted for 84% of net revenues compared to 65% in the third quarter of 1995. During the third quarter of 1996, the top customers were Motorola at 23%, Marubun (the Company's Japanese distributor) at 22%, and Yes Entertainment at 16% compared to Marubun at 14%, Sanyo at 9% and Motorola at 9% for third quarter of 1995. The Company has continued to experience significant changes in its major customer base. The loss of, or significant reduction in purchases by, a current major customer would have a material adverse effect on the Company's financial condition and results of operations if the Company is unable to obtain orders from new or other customers to offset such losses or reductions.

     The consumer market for the Company's products remained soft compared to the previous year, but revenues derived from this market grew by more than 50% over the second quarter of 1996. Revenues from the communications market for the Company's products decreased by approximately 33% from the third quarter of 1995. The breakdown of net revenues by market segment for the third quarter of 1996 was 32% consumer, 61% communications, and 7% industrial. During the third quarter of 1995, the breakdown was approximately 47% consumer, 48% communications and 5% industrial. The Company's consumer customers in the current quarter continued purchasing the Company's products primarily for use in personal memo recorders, toys, cards, photo frames, books, and novelties. The Company's communications customers represented products consisting primarily of cellular phones, personal handy phones, pagers and telephone answering machines. The Company anticipates that the consumer market may continue to be soft throughout the remainder of 1996. The lack of market demand or the failure to develop new applications or the failure of existing markets to continue to be receptive to the Company's products or to offset reduced revenues from the consumer market could have a material adverse effect on the Company's business, financial condition, and results of operations.

     International sales for the third quarter of 1996 were 60%, compared to 70% for the third quarter of 1995. Sales to Asia were 49% in the third quarter of 1996, down from 61% in the third quarter of 1995, and sales to Europe were 11% in the third quarter of 1996, up from 9% in the third quarter of 1995. Sales to Japan accounted for 29% of total sales in the third quarter of 1996, up from 24% in the previous year. North American sales were 40% in the third quarter of 1996, up from 30% for the same period last year. The decrease in sales to Asia in 1996 is primarily a result of the softening in the consumer market, as mentioned above. Because of its reliance on export sales and its dependence on foundries outside the United States, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risk such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, and currency fluctuation, any of which could have a material effect on the Company's financial conditions or results of operations.

Gross Margin

     The Company's gross margin for the third quarter of 1996 was a loss of $66,000 compared to a profit of $6.3 million for the third quarter of 1995. Gross margin as a percentage of sales for the third quarter of 1996 decreased to (0.8%) from 41% for the third quarter of 1995. The reduction in gross margin is primarily the result of three factors: the net value ($1.6 million) of certain inventory items written off for excess and obsolescence; certain selling prices were reduced (as announced in the first quarter of 1996); and the lower net revenues which were experienced could not absorb the fixed manufacturing costs to the same extent as prior quarters.

     The Company is subject to a number of factors which may have an adverse impact on gross margin, including the availability and cost of product from the Company's suppliers, changes in the mix of products sold, and the timing of new product introductions and volume shipments. In addition, the markets for the Company's products are characterized by intense price competition. To the extent that the Company fails to facilitate its customers' opening of new markets, or losses revenues to competition, or experiences yield or other production problems or shortages in supply that increase its manufacturing costs, or fails to reduce its manufacturing costs, it would have a material adverse effect on the Company's financial condition and results of operations.

Research and Development

     Research and development expenses were $2.7 million or 33% of net revenues in the third quarter of 1996, compared to $1.8 million or 11% of net revenues in the same period of 1995. The increase in research and development expense was primarily due to an increase in personnel for new product development and en-hancement of existing products. In addition, the Company increased its expenditures for materials, including wafers and masks, related to such development activities. There can be no assurance that new products will be successfully developed or achieve market acceptance, that yield problems will not arise in the future, or that the need to improve product yields might not recur with existing or new products or fabrication processes.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $2.6 million or 32% of net revenues in the third quarter of 1996, compared to $2.2 million or 14% of net revenues in the third quarter of 1995. The increase in selling expenses for the third quarter of 1996 continues to be a result of the Company's commitment to expanding its marketing efforts with participation in public relations, tradeshows, advertising, web site development, as well as the addition of more sales and marketing personnel. Selling expenses are expected to increase to the extent revenues increase as a result of additional personnel and increased commissions.  The  increases  in  general  and  administrative  costs  come from additional professional fees, including legal and accounting, strategic consulting, office rent, and insurance.

Other Income, Net

     Net other income was $0.6 million for the third quarter of 1996 compared to net other income of approximately $0.3 million for the same period of 1995. Net other income for 1996 primarily represents interest income earned on the proceeds of the Company's initial and secondary public offerings of common stock.

Provision for Income Taxes

     The Company reversed a $961 thousand income tax benefit recorded in prior quarters during 1996 because it is uncertain whether such benefits could be realized.


Liquidity and Capital Resources

     The Company has a line of credit with a commercial bank under which the Company may borrow up to $9 million, based on eligible accounts receivable and $15 million based on eligible investments, with a term through June 30, 1997. At September 28, 1996, the Company's borrowing base was approximately $18.1 million; there are no borrowings outstanding under this line of credit, but it is being used to guarantee letters of credit. The line of credit does not restrict the Company from paying cash dividends on its capital stock but does require that the Company maintain a ratio of total indebtedness to tangible net worth of not more than 1 to 1 and a ratio of current assets to current liabilities of not less than 2 to 1. The Company is currently in compliance with all financial covenants in the line of credit agreement. As of September 28, 1996, the amount of unrestricted equity available for distribution as a result of these covenants was $43.4 million.

     The Company's operating activities used net cash of $13.0 million in the first nine months of 1996, primarily due to operating losses, an increase in inventory and a decrease in accounts payable. The Company's repurchase of common stock, discussed in Note 4 to Condensed Financial Statements, used $9.7 million of cash. Capital purchases were $1.8 million in the first nine months of 1996. The Company has an agreement with a capital equipment leasing company which provides a lease line of $2.0 million of which $1.0 million was available on September 28, 1996.

     At September 28, 1996, the Company had cash, cash equivalents and short-term investments of $46.7 million, long-term investments (taxable bonds with maturities greater than one year) of $7.4 million, and working capital of $58.4 million. The Company believes its existing cash, cash equivalents and short-term investments and its available line of credit and current equipment lease lines, will satisfy the Company's projected working capital and capital expenditure requirements through at least the next twelve months.

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


                                INFORMATION STORAGE DEVICES, INC.
                                (Registrant)



Date:  October 25, 1996

                                Felix J. Rosengarten
                                Vice President, Finance and Administration,
                                Chief Financial Officer
                                (Principal Financial and Accounting
                                Officer and Duly Authorized Officer)