Form 10-K
period 1996-12-31
INFORMATION STORAGE DEVICES INC /CA/
filed 1997-03-26
CIK 932980

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             FORM 10-K

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended December 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
      For the Transition Period from __________ to __________

                    Commission File No. 0-25502

                 INFORMATION STORAGE DEVICES, INC.
       (Exact name of registrant as specified in its charter)

                  California             77-0197173
              (State or other jurisdiction            (IRS Employer
              incorporation or organization)
Identification No.)
              2045 Hamilton Avenue, San Jose, CA 95125
    (Address of principal executive offices, including zip code)
 Registrant's telephone number, including area code: (408) 369-2400
                           --------------

  Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant, was approximately $73,046,649 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers, Inc. Automated Quotations System on February 29, 1996). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On December 31, 1996, approximately 9,564,875 shares of Common Stock, no par value, were outstanding.

                                                                       1996 10-K
                 Information Storage Devices, Inc.

                               INDEX

              INFORMATION STORAGE DEVICES, INC. (ISD)


   PART I                                                    Page No.
                                                             --------

   Item 1. BUSINESS............................................1
   Item 2. PROPERTIES..........................................10
   Item 3. LEGAL PROCEEDINGS...................................10
   Item 4. SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY-HOLDERS.................................11


   PART II

   Item 5. MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS..............11
   Item 6. SELECTED FINANCIAL DATA.............................12
   Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......12
   Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........18
   Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE..............32

   PART III

   Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT..........................................32
   Item 11.EXECUTIVE COMPENSATION..............................34
   Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT...............................36
   Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......37

   PART IV

   Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
   14.     REPORTS ON FORM 8-K.................................38

  This report includes forward looking statements that involve a number of risks and uncertainties. Actual results could differ materially from those discussed in these statements. See "Other Factors That May Affect Operating Results" for discussion of such factors, among others, which could cause actual results to differ materially.

Item 1.    BUSINESS

The Company

  ISD designs, develops and markets single-chip integrated circuit ("IC") products for voice recording and playback using the Company's proprietary ChipCorder(R) high-density storage technology and its mixed signal (analog and digital) expertise. The Company believes that its products provide customers with high quality voice recording and playback functions. These functions have enabled the Company's customers to develop many diverse applications. ISD offers six product families incorporating its ChipCorder technology. The Company directs its marketing and product development efforts towards products for the communications, consumer and industrial markets. The Company was incorporated in California in December 1987.

  Volume production shipments commenced in 1992 and revenue grew every year until 1996. In February 1995, ISD had its initial public offering and the Company did a follow-on offering in September 1995.

Markets, Applications and Customers

  ISD's mission is to provide essential products to the communications marketplace using its proprietary multi-level storage and related technologies. The Company also provides voice record and playback products for the consumer and industrial markets. The Company believes that its technology provides significant advantages over its competitors with single chip, superior sound quality, low power consumption, no software required, cost-effective, easy to use, non-volatile, solid-state voice recording and playback solutions.

   Sales to the Company's top ten customers accounted for 85% of net revenues in 1996 compared to 66% in 1995, and 70% in 1994. The top five customers in 1996 were Motorola, Marubun (the Company's Japanese distributor), Sanyo, Yes Entertainment and Sequoia (the Company's United Kingdom distributor), accounting for 29%, 23%, 8%, 8%, and 5% of net revenues, respectively. Marubun's three largest customers were Toshiba, Sharp, and Sanyo; Sequoia's largest customer was Panasonic.

Communications Market

  The Company has broadened its marketing efforts in the communications market by introducing the ISD33000 ChipCorder series, the industry's first family of 3-volt, single-chip record and playback products optimized for communication devices including cellular and portable phones. Earlier versions of ISD's record and playback chips are still being used in cellular phones (as an answering machine function or as a voice memo pad) and many other products, including pagers and music on hold traffic information systems. The ISD33000 Series is optimized for both analog and digital cellular phones -- including Global System Mobile (GSM), Personal Communication Service (PCS), Personal Handy Phone System
(PHS), Japanese Digital Cellular (JDC), and cordless phones that rely on 3-volt technologies to minimize power consumption. In addition to cellular and portable phones, the ISD33000 has also already been designed into pocket recorders and telephone answering machines. Along with offering true 3-volt operation, the new ISD33000 product family offers longer recording durations than previous ISD products: up to four minutes. The ISD33000 series is the first ChipCorder series to support serial protocols, including Motorola's Serial Peripheral Interface
(SPI) and National's Microwire.

  The largest single application for the Company's products in the communications market is currently the cellular phone. A number of manufacturers, including Asahi/PhoneMate, GE Thomson, Pioneer, Sanyo, Sharp, Sony and Matsushita (Panasonic), have incorporated ChipCorder products in their communications products. The Company is developing single-chip solutions with considerably longer durations that would address both customers' outgoing and incoming message requirements and accelerate the migration to all integrated circuit-based TADs (i.e. those that eliminate tape mechanisms). Motorola has designed the Company's products into its MicroTAC Elite and Startac cellular phones to record incoming messages or voice memos directly into the phone. Other representative applications for ChipCorder products in the communications market include mobile radios, caller ID devices and telephone announcement systems, personal handy phones and voice pagers.

Consumer Market

  The Company's marketing efforts for its first generation, short duration products were directed toward the consumer market. The Company believes that the high voice quality, ease of use, non-volatility and low cost of its products combined with the short design-in cycle typical of the consumer market have allowed the Company's customers to bring their products to market rapidly and economically. The Company's customers in the consumer market typically integrate a voice recording and playback function to create a new product concept or to differentiate an existing product with additional features or functionality. Prior to the introduction of ChipCorder products, voice functions were almost all accomplished by read only memory ("ROM") devices, which typically have very low speech quality and can be used only to play back pre-recorded messages. Representative applications for ChipCorder products in the consumer market include interactive books for children, keepsakes, novelties, pocket recorders, cameras, recordable greeting cards, recordable photograph frames, toys and games.

Industrial Market

  Industrial applications for the Company's products are largely oriented toward voice prompting (i.e., providing a voice interface between the user and the product) and include applications for alerting, educating, guiding, informing, prompting and warning. Prior to ChipCorder technology, this market opportunity had not been well developed because of the complexity of existing voice solutions, poor voice quality and the high minimum purchase requirements imposed by manufacturers of ROM-based single-chip solutions. The Company's products offer OEM customers in the industrial market the ability to differentiate their products by providing improved functionality and voice interface. ChipCorder products have the advantages of being easy to record and re-record and of maintaining the recording in the event of power loss or battery replacement. The industrial market is characterized by low to moderate production volumes. Representative applications for ChipCorder products in the industrial market include announcement/annunciator systems, building security systems, instrumentation, alarms and point of sale displays.

Products

  The Company currently offers six product families incorporating its ChipCorder technology: the ISD1000A, ISD1100, ISD1200, ISD1400, ISD2500 and ISD33000 series. These products are available in die or packaged form and range in retail list price from $1.30 to approximately $12.00 per unit.

  The Company's first product family, the ISD1000A series, was the industry's first single-chip recording and playback device. This product won numerous trade awards, including the 1991 Electronic Design News Magazine "Innovation of the Year" award and the Electronic Products Magazine "1991 Product of the Year" award. The Company's latest product family, the ISD33000 series, offers substantially longer voice recording and playback durations. This family has enabled the development of a wide variety of product applications and is well suited for communications and industrial applications.

  Most of the Company's ChipCorder products include an on-chip oscillator, microphone preamplifier, automatic gain control, antialiasing filter, smoothing filter and speaker amplifier. A complete record and playback system can be configured with the addition of a microphone, a speaker, a power source and a few resistors and capacitors. The Company's products are microprocessor compatible, which provide users complex messaging and addressing capability.

Marketing, Sales and Distribution

  The Company markets and distributes its products through a direct sales and marketing organization and a worldwide network of sales representatives and distributors. Major OEM accounts are served directly by the Company's salespeople and support staff, which includes applications engineers and customer service personnel. The Company manages its direct sales force from its headquarters in San Jose, California, and has offices located in New York and Texas.

  In North America, the Company has 20 sales representatives. In addition, the Company has a non-exclusive distributor that sells the Company's products directly to many customers throughout North America and a non-exclusive Canadian distributor. Neither of these distributors is subject to any minimum purchase requirements and can cease promotion of the Company's products at any time.

  Internationally, the Company has 28 distributors located in Australia, China, Hong Kong, Israel, Japan, Korea, South Africa, Taiwan, Singapore, and every major country in Europe. The Company relies on its distributors for product promotion and customer support, including identification and development of customers, applications support, stocking and media promotion, such as public relations and advertising activities. The Company's agreements with its international distributors are renewable on an annual basis, but can be terminated or discontinued at will.

  Export sales (sales outside North America) constituted approximately 58%, 65% and 65% of the Company's net revenues for 1994, 1995 and 1996, respectively. Due to its reliance on export sales, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. In addition, the laws of certain foreign countries in which the Company's products are or may be sold, including various countries in Asia, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's products more likely. Sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. Because the Company's foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries with currencies declining in value against the dollar. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations in the future or require the Company to modify its current business practices.

    A limited number of customers historically has accounted for a substantial portion of the Company's net revenues. In 1994, 1995 and 1996, sales to the Company's top ten customers, including those discussed below, accounted for approximately 70%, 66% and 85%, respectively, of the Company's net revenues. The Company has an agreement with Sanyo for the distribution of a customized
20-second product to the telephone answering device market in Japan. This agreement terminates in February 2000 and is subject to renewal periodically upon agreement of both parties. Sales to Sanyo constituted 25%, 10% and 8% of the Company's net revenues for 1994, 1995 and 1996, respectively. Sales to Motorola, primarily for use in its MicroTAC Elite cellular phone, accounted for 18% of the Company's net revenues in 1994, sales to Marubun, the Company's Japanese distributor, and Motorola, accounted for 16% and 13%, respectively, of the Company's net revenues in 1995 and 23% and 29% respectively in 1996. The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. The Company has also experienced significant changes in the composition of its major customer base from year to year and expects this pattern to continue as certain customers, particularly those that design and sell novelty products in the consumer market, increase or decrease their purchases of the Company's products as a result of fluctuations in market demand for such customer's products. For example, Hallmark accounted for 29% and 5% of the Company's net revenues in the first two quarters of 1994, accounted for none of the Company's net revenues in 1995 and is not expected to account for

significant Company revenues in the future. Motorola accounted for 18% of the Company's net revenues in 1994, 13% in 1995 and 29% in 1996. A portion of the decline in the Company's sales to Motorola in 1995 resulted from the grant by the Company to Samsung of a license to manufacture and sell ChipCorder products directly to certain customers of the Company in return for Samsung's allocating additional foundry capacity to the Company and the designation of Motorola as one of the customers to which Samsung may sell. The license to Samsung to manufacture and sell ChipCorder products directly to certain customers was terminated during 1996. The loss of, or significant reduction in purchases by, current major customers, such as Motorola, would have a material adverse effect on the Company's business, financial condition and operating results. The Company's customers typically do not contract for minimum purchase quantities. There can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset losses of or reductions in purchases by the Company's current major customers.

   The Company's sales are also subject to seasonal factors, such as the demand for novelties, toys and other products that incorporate the Company's products, which is generally strongest in the third and fourth quarters of each year.

Customer Applications Engineering and Technical Support

  To promote acceptance of the ChipCorder products, the Company provides applications engineering and technical support to its customers. The Company has implemented an extensive support effort that begins with its sales force, and extends through the manufacturing and delivery of its products. The Company offers product design assistance to help customers with limited electronics expertise create innovative new products. During the production phase, the Company offers its expertise in integrated circuit assembly services to its customers. The Company has applications engineering staff located at its headquarters in San Jose, California, and at its office in Austin, Texas. In addition to publishing design manuals and other customer support documents, the Company's applications engineering staff works with customers directly to facilitate the design-in of the Company's products. The Company's independent sales representatives supplement the applications and technical support functions by providing such services directly to customers. The Company works closely with the independent sales representative organizations to enhance their ability to provide applications and technical support directly.

  Although development systems are not required with ChipCorder devices, ISD offers four evaluation tools and two sound development and programming systems. These tools allow users to record and play back messages and create, edit and mass program ISD devices with accurate message location.

Technology

  The Company's technology differentiation lies in its patented technique for storing multilevel signals. In conventional digital data storage, each memory cell stores one of two "bits" of information, either a "1" or a "0," or, in terms of voltage levels, either an "on" or an "off." Using the Company's multilevel storage technology, each ChipCorder memory cell can store one of more than 250 voltage levels, approximately the equivalent of eight bits of storage, without any conversion to digital data. Thus, for a given quality of voice reproduction, ChipCorder products require one-eighth the silicon storage space of conventional digital storage techniques and typically provide a cost advantage over such digital storage technologies in delivering high-quality voice solutions. Because the Company's ChipCorder technology enables the direct storage of voice and audio signals without analog-to-digital conversion, the amount of external circuitry required can also be reduced. ChipCorder products need only a microphone, a speaker, power source and a few resistors and capacitors to implement a complete solid-state, tapeless, record/playback function. Most ChipCorder products use nonvolatile memory and thus do not require continuous power or battery backup to preserve the recorded message. Overall power consumption, therefore, is reduced, making the Company's products ideal for handheld, portable, battery-powered applications.

  The Company achieves multilevel storage of analog signals through architectural, algorithmic and circuit design techniques without the need for special manufacturing processes. The ISD1000 series product is designed using CMOS EEPROM processes, with 128,000 storage cells. The Company's technology can migrate and scale within industry production technology and standards, and thus can take advantage of improvements in digital memory processing. Each generation of new products, from the original ISD1000 series, through the ISD33000 series, to the new products under development today, benefits from cell area reductions driven by memory technology advances thereby giving the Company significant advantages in density as its products migrate to smaller production geometries. The Company selects its wafer foundries according to its assessment of their ability to make continually improving process densities available to the Company.

  The Company's technology is compatible with floating gate processes that use Fowler-Nordheim tunneling for both erasing and programming the storage cell, as used in most digital EEPROM and some "flash" processes. No special process steps or cell structures are required. The Company's technology is transferable from one wafer source to another allowing the Company to provide alternate wafer sources and position the Company to negotiate for more attractive wafer pricing, wafer volume and future technology improvements.

  The Company announced, in February 1996, the successful demonstration of 4X nonvolatile digital storage using multilevel storage technology. ISD showed that it is possible to store four bits of digital data per single memory cell, equal to 16 distinct voltage levels, or two to the fourth power. Traditional digital memory stores one bit per transistor cell. The advantage of this technological advancement could lead to substantial cost savings, given that 75 percent fewer memory cells are required to store a given amount of information.

Manufacturing

  Foundries. The Company subcontracts with independent silicon foundries to fabricate the wafers for all of its products. This approach enables the Company to concentrate its resources on the design and test areas, where the Company believes it has the greatest competitive advantage, and eliminates the high cost of owning and operating a semiconductor wafer fabrication or packaging facility.

  All of the Company's products are manufactured by two independent foundries. The Company has supply arrangements with each of its current foundries, and the Company and its foundries agree on production schedules based on purchase orders and forecasts for the next six to twelve months. The Company's primary supplier is currently Samsung in Korea. The Company also uses Sanyo in Japan for the manufacture of a customized 20-second product for the telephone answering device market in Japan. Sanyo purchases all of its production of this customized product for its own use or for distribution to its customers. In the manufacture of this product, Sanyo uses the process technology of Atmel. In January 1995, Atmel notified the Company and Samsung of certain claims and demanded that the Company and Samsung either negotiate licenses with Atmel or cease manufacturing the Company's products at Samsung, and, in June 1995, Atmel filed suit against the Company. See Item 3: Legal Proceedings.

  The Company is dependent on these foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company on time. On occasion, the Company has experienced difficulties in each of these areas, and the Company is likely to experience such difficulties in the future. In order to obtain this capacity or other capacity, the Company may be obligated to pay nonrecurring engineering fees or make certain other payments to Samsung. The Company has qualified an additional wafer fabrication facility at Samsung. If the Company receives its desired allocation, use of this facility should increase the production at Samsung. In connection with the increase in capacity at Samsung, the Company granted Samsung the right to use the Company's technology in certain end-user products distributed by Samsung. The Company has qualified another foundry supplier, ROHM Co., Ltd. and is in the process of finalizing the design for the first product. However, there can be no assurances that the Company will continue to receive its desired requirements of product at these foundries. The loss of Sanyo or Samsung as a supplier, the inability of the Company or Samsung to obtain a license from Atmel should that prove to be necessary, the inability of Sanyo to continue to use the Atmel process technology, the inability of the Company to maintain or expand foundry capacity from its current suppliers or to qualify other wafer manufacturers so the Company can obtain additional foundry capacity, any inability to obtain timely and adequate deliveries from the

Company's current or future suppliers or any other circumstance that would require the Company to seek alternative sources of supply could constrain, interrupt or delay shipments of the Company's products and have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's reliance on third party manufacturers involves a number of risks, including but not limited to reduced control over delivery schedules, quality assurance and costs. In addition, as a result of the Company's dependence on foreign subcontractors, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks, such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. Currently all of the Company's agreements with its offshore wafer fabrication and assembly facilities provide for pricing and payment in U.S. dollars.

  ChipCorder products are designed using the process specifications of the Company's foundries. Currently, the foundries use CMOS process technology with
1.5 micron, 1.2 micron and 0.8 micron feature sizes. To reduce manufacturing costs, the Company continuously evaluates the benefits of migrating particular products to smaller geometry process technologies. Migration to smaller geometries is essential if the Company is to remain cost competitive, and operating results could be materially adversely affected if these transitions are substantially delayed or inefficiently implemented. In 1996, the Company transferred all production of the ISD2500 series from a 1.2 micron process to a
0.8 micron process. The Company has experienced delays in these migrations, and there can be no assurance that further delays will not occur.

  Manufacturing Yields. The fabrication of ICs is a highly complex and precise process, requiring production in a highly controlled, clean environment. As a result, semiconductor companies often have experienced problems in achieving an acceptable wafer manufacturing yield, which is the number of good die (semiconductor products) that results from each manufactured wafer as a proportion of the total potential die on the wafer. As is typical in the semiconductor industry, the Company purchases its products from its suppliers on either a per wafer or die basis. The price of each wafer is typically fixed, as long as the die yield of such wafer reaches a specified minimum level. As the number of good die per wafer increases, the price per product to the Company decreases. Conversely, as manufacturing yields decrease, the number of good products purchased for the price of a wafer decreases, resulting in a higher price to the Company per product. In addition, because the capacity for production of wafers is limited, low yields decrease the total number of products available for delivery to the Company. Semiconductor manufacturing yield is a function both of design technology, which is developed by the Company, and process technology, which is typically proprietary to the foundry. The design is created from the design rules depicting the process technology. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or improved until an actual product exists that can be analyzed and tested to recognize process sensitivities in relation to the design rules that are used. As a result, yield problems may not be identified until well into the production process and require cooperation by and communication between the Company and the foundry for resolution. The Company is particularly susceptible to yield problems because it is not in direct control of the independent offshore foundries that manufacture its products, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition, as the Company qualifies additional foundries, the Company must design its products using the process technology and design rules of each of these foundries.

  In the past, the Company has experienced yield problems on its ISD1400 series as it was converted to a smaller geometry 1.2 micron process and on its ISD2500 series as it was converted to the 0.8 micron process. Current levels are variable and the Company is continuing to take actions to improve the yields. The inability of the Company to achieve improved yields could prevent revenue growth and margin improvement from existing capacity. There can be no assurance that the Company's foundries will achieve or maintain acceptable manufacturing yields in the future or that sudden declines in yields will not again occur. Failure to improve, or fluctuations in, manufacturing yields, particularly at times when the Company is experiencing severe pricing pressures from its customers or its competitors, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Testing and Assembly. Wafers are tested by either Samsung or the Company. Wafers that have been tested and accepted by the Company are cut into die and either sold in that form or assembled into packages by subcontractors located in either Korea, the Philippines or Thailand. The Company qualifies and monitors assembly contractors using procedures similar in scope to those used for wafer procurement. Since a significant percentage of Company sales are in die form, the Company also employs several "die preparation" subcontractors that are located in Taiwan and Thailand. The Company's die preparation and assembly subcontractors provide fixed cost per-unit pricing, as is common in the semiconductor industry.

  Because the Company's products are manufactured and assembled by independent subcontractors, the Company is subject to the risks of shortages, and increases in the cost, of raw materials used in the manufacture or assembly of the Company's products. Shortages of raw materials or disruptions in the provision of services by the Company's manufacturing or assembly houses or other circumstances that would require the Company to seek alternative sources of supply or assembly could lead to constraints, interruptions or delays in timely delivery of the Company's products. Such constraints, interruptions or delays or any other problem resulting from the risks described above might result in the loss of customers, limitations or reductions in the Company's revenues or other material adverse effects on the Company's business, financial condition and results of operations.

  Quality Assurance. The communications industry demands high quality and reliability. The Company seeks to build product reliability into each circuit from the beginning stages of design, through specific design and layout reliability guidelines. Also, to maximize quality, reliability and yield relationships, the Company participates in quality and reliability monitoring through each aspect of the production cycle by reviewing electrical and inspection data from its wafer foundry and assembly subcontractors. The Company monitors wafer foundry production for consistent overall quality, reliability and yield levels. As part of its total quality program, the Company completed its ISO 9000 certification in October of 1996. All of the Company's wafer foundries and package assembly facilities are also ISO 9000 certified.

Research and Development

  The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards. The Company's operating results will depend to a significant extent on its ability to introduce commercially attractive and competitively priced new products on a timely basis and to reduce production costs of existing products. During 1996, the Company achieved three volt operation on its ISD33000 product and demonstrated 4x digital storage resolution. As a result, the Company believes that continued significant expenditures for research and development will be required in the future. In particular, the Company expects to develop more products with improved features, including greater analog storage resolution and faster writing speeds on extended duration products.

  There can be no assurance that these products will be successfully developed or will achieve market acceptance. The failure of any of these products to be introduced successfully or to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion or acquisition and introduction of new product designs, quality of new products and achievement of acceptable manufacturing yields from the Company's subcontractor manufacturers. Because of the design complexity of its products, the Company has experienced delays from time to time in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. There can be no assurance that the Company will successfully identify new product opportunities and develop or acquire and bring new products to market in a timely manner, that the Company's products will be selected for design into the products of its targeted customers or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of the Company's new product development efforts or market acceptance of such products would have a material adverse effect on the Company's business, financial condition and results of operations.

  Research and development expenses in 1994, 1995 and 1996 were approximately $3.2 million, $6.6 million and $11.8 million, respectively. As of December 31, 1996, the Company had 38 full-time and contract employees engaged in research and development.

Backlog

  As of December 31, 1996, the Company's total backlog was $6.8 million, compared to $18.4 million as of December 31, 1995. The Company's backlog consists of customers' purchase orders that have been booked, acknowledged by the Company and scheduled for shipment within six months.

  The Company's business and, to a large extent, that of the entire semiconductor industry, is characterized by short-term order and shipment schedules. Since orders constituting the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily an indication of future revenue. In addition, there can be no assurance that current backlog will necessarily lead to revenues in any future period. Cancellations of pending purchase orders or termination or reduction of purchase orders in progress could have a material adverse effect on the Company's business, financial condition and results of operations.

Patents and Licenses

  The Company relies on a combination of patents, mask work protection, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company seeks the issuance of patents to protect inventions and technology that support the Company's multilevel storage technology and various architectural, circuit design and other techniques. The Company currently has eleven patents granted (including one patent that was acquired), fifteen patents pending and one patent application in preparation in the United States, and intends to seek further United States patents on its technology. The Company's already issued U.S. patents expire between July 2008 and March 2013. The terms of the issued U.S. patents and any U.S. patent issued in the future are subject to the Company's making required annuity payments to the U.S. Patent and Trademark Office three years and six months, seven years and six months, and eleven years and six months after the respective issue dates of the patents. The Company has also filed applications for fifty-seven patents in Europe, Japan and elsewhere, has one European patent granted, and intends to seek further foreign patents. Maintenance of the foreign applications and patents also depends upon the timely payment of annuities in accordance with the applicable foreign requirements. The Company has four United States mask work registrations and plans to apply for additional such registrations. There can be no assurance that any patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in all countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Competitors of the Company also may be able to design around the Company's patents. In addition, parties might have or obtain patents or other exclusive proprietary rights that would potentially limit the number of possible customers for the Company's products for certain applications. Any such limitations in the Company's potential markets could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's products more likely.

  The Company owns three trademarks registered in the United States and has eight additional United States applications pending. The Company attempts to protect its circuit designs, software, trade secrets, and other proprietary information through copyright protection, agreements with customers and suppliers, proprietary agreements with employees and other security measures. While no intellectual property right of the Company has been invalidated or declared unenforceable, there can be no assurance that such rights will be upheld in the future.

  The Company encourages its major customers to display the ChipCorder logo on, and include ChipCorder promotional materials with, their products through trademark licenses. The Company has entered into a licensing agreement with Medtronic, Inc. ("Medtronic"), under which Medtronic has an exclusive license to use the Company's technology in certain medical devices. In connection with the increase in capacity at Samsung, the Company granted Samsung the right to use the Company's technology in certain end-user products distributed by Samsung.

  The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. The only intellectual property litigation currently pending against the Company is the Atmel litigation described in "Legal Proceedings" below. However, the Company or its foundries may from time to time be notified of additional claims that it may be infringing patents or other intellectual property rights owned by other third parties. If it is necessary or desirable, the Company may seek licenses under such patents or intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture or shipment of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop or acquire non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or acquisition or that such licenses would be available under reasonable terms, and any such development, acquisition or license could require expenditures by the Company of substantial time and other resources.

Competition

  The markets in which the Company competes are characterized by rapid technological change, declining average selling prices and product obsolescence. Although the Company believes that it currently faces no direct competition in direct analog storage, a variety of digital approaches, including DSP and ADPCM, compete with certain of the Company's products for certain applications. These digital approaches include products from Oki Semiconductor, United Microelectronics Corporation, Toshiba Semiconductor, NEC Technologies, Inc., DSP Group, Inc. and Winbond Electronics Corporation. Many of the Company's customers may be purchasing products from both the Company and the Company's competitors. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or substitute voice recording and playback solutions, such as voice mail services, that may be less costly or provide additional features. The Company's competitors include many large domestic and international companies that have substantially greater financial, technical, marketing and other resources, broader product lines and longer standing relationships with customers than the Company, as well as emerging companies. The Company believes that the principal competitive factors are product price, quality, performance and availability. The Company believes that it competes favorably with respect to these factors in the Company's targeted markets. The Company believes that its competitive strengths include the cost advantage of its single-chip solution and the features and benefits of ChipCorder devices.

  The Company believes that the ability of the Company to compete successfully in its targeted markets depends on a number of factors, which include success in developing new products, adequate foundry capacity and sources of raw materials, efficiency of production, timing of new product introductions by the Company, its customers and its competitors, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, assertion of intellectual property rights and general market and economic conditions. Although the Company believes that it competes favorably on the basis of product cost and performance, there can be no assurance that the Company will be able to compete successfully in the future.

Employees

  As of December 31, 1996, the Company had 134 full-time, 1 part-time and 16 contract/temporary employees. This included 65 employees in manufacturing, 24 in finance and administration, 24 in sales and marketing, and 38 in research and development. The Company's employees are not represented by a labor union and are not covered by any collective bargaining agreement. The Company has never experienced a work stoppage and believes its employee relations are good.

  The Company's success depends to a significant degree upon the continued contributions of members of its senior management and other key research and development, sales, marketing and operations personnel. The Company does have employment agreements with certain executive officers and key personnel as described in Item 13. However, the loss of any of such persons could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain of the Company's key management personnel have only recently become associated with the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or the Company's inability to attract and retain new qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations.


Item 2.       PROPERTIES

  The Company's principal facilities consist of approximately 40,000 square feet of space located in adjacent buildings in a business park in San Jose, California. This space is leased pursuant to an agreement that expires in December 1999. The Company also maintains domestic sales offices in Mendon, New York and Austin, Texas. The Company believes that its current space will be adequate for at least the next 12 months.


Item 3.    LEGAL PROCEEDINGS

  In January 1995, Atmel Corporation ("Atmel") notified the Company and Samsung Electronics Co., Ltd. ("Samsung") of certain claims and demanded that the Company and Samsung either negotiate licenses with Atmel or cease manufacturing the Company's products at Samsung. The Company received an opinion from its patent counsel, Blakely, Sokoloff, Taylor & Zafman, that the Company does not violate any of the patents identified in Atmel's notice to the Company, and the Company believes the patent claims are without merit. The Company also believes that the other claims in the notice from Atmel were without merit, and its general counsel, on January 14, 1995, after reviewing with appropriate senior and knowledgeable personnel at the Company the factual information surrounding the other claims, provided a written response to Atmel that these claims were without merit. Atmel, filed a complaint on June 15, 1995 in the United States District Court for the Northern District of California which alleges causes of action against the Company for patent infringement, trade secret misappropriation, breach of written contract, breach of contract implied-in-fact, unjust enrichment and declaratory relief. Atmel, in addition to damages and injunctive relief, is seeking a declaration from the Court that Atmel is a co-owner of the Company's ChipCorder products. All the causes of action alleged in the complaint appear to be based on the same circumstances alleged in the January 1995 Atmel notice. The Company believes the causes of action in the complaint to be without merit and has had its general counsel file an answer denying any wrongful conduct and asserting counterclaims for damage caused the Company by Atmel's termination of the fabrication arrangement between the parties. While the Company does not believe the ultimate resolution of this matter will have a material impact on its business or financial position, it may have a material adverse impact on the results of operations in the period in which it is resolved.


Item 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
HOLDERS

     Not Applicable.


                          PART II


Item 5.  MARKET   FOR   REGISTRANT'S   COMMON   EQUITY  AND
RELATED SHAREHOLDER    MATTERS.

  The Company's common stock (Nasdaq symbol "ISDI") began trading publicly on the Nasdaq National Market on February 9, 1995. Prior to that date, there was no public market for the Company's common stock. The following table presents for the period indicated the intraday high and low sale prices for the common stock as reported by the Nasdaq National Market.

  As of December 31, 1996, there were approximately 169 shareholders of record of the Company's common stock. The Company has not paid cash dividends on its common stock and presently intends to follow a policy of retaining any earnings for reinvestment in its business.

1996                                    High            Low
-----------------------------------------------------------
First Quarter                           $12.875      $7.500
Second Quarter                          $12.375      $8.000
Third Quarter                           $ 9.875      $6.375
Fourth Quarter                          $ 7.625      $5.875


1995                                    High             Low
------------------------------------------------------------

First Quarter (from February 8, 1995)   $28.000      $19.250
Second Quarter                          $29.125      $20.750
Third Quarter                           $27.500      $19.500
Fourth Quarter                          $26.000      $ 8.000



Item 6. SELECTED FINANCIAL DATA

Years Ended December 31,             1992      1993      1994     1995      1996
-------------------------------------------------------------------------------
(Amounts in thousands,except per share amounts)

Statement of Operations Data:
Net revenues                       $5,232    $22,48    $38,80   $55,46   $41,339
Net income (loss)                 (3,049)        21     4,021    5,812   (8,971)
Net income (loss) per share       $(2.87)    $ 0.00     $0.63    $0.64   ($0.92)
Shares used in per share
computation                         1,064     5,300     6,385    9,084     9,788

Balance Sheet Data:
Cash, cash equivalents and
short-term investments               $445    $5,789    $7,605  $75,094   $55,544
Working capital (deficit)           (237)     6,789     9,735   79,279    65,102
Total assets                        3,165    13,691    22,268  105,430    78,865
Long-term liabilities                 328       388     1,775    2,958     1,986
Total shareholders' equity            389     8,094    12,220   87,453    70,301

QUARTERLY RESULTS OF OPERATIONS

  The following table sets forth unaudited quarterly statements of operations for each of the Company's last eight quarters. These statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations for such interim periods, when read in conjunction with the audited financial statements of the Company and notes thereto. These quarterly results are not necessarily indicative of future results of operations.


                                          Quarters Ended
                 ---------------------------------------------------------------
                 Apr1,   Jul1,   Sep30,  Dec31,  Mar30,  Jun28,  Sep28,  Dec31,
                 1995    1995     1995    1995    1996    1996    1996    1996
                 ----    ----     ----    ----    ----    ----    ----    ----

Net revenues.... $13,005 $14,234 $15,546 $12,682 $12,335 $11,183 $ 8,153 $ 9,668
Gross margin.....  4,717   5,361   6,308   5,245   2,907   4,029    (66)   2,195
Income (loss)from
operations......   1,542   1,646   2,358     867 (3,822)   (258) (5,348) (3,499)
Net income (loss)  1,089   1,324   1,719   1,681 (1,977)     191 (5,743) (1,442)
Net income (loss)
per share........  $0.14   $0.15   $0.19   $0.15 $(0.19)   $0.02 $(0.60) $(0.15)
Shares  used  in
computing per
shares amounts..   7,680   8,688   8,949  11,022  10,235   9,886   9,661   9,552

Item 7. MANAGEMENT'S    DISCUSSION    AND    ANALYSIS   OF
        FINANCIAL CONDITION AND    RESULTS OF OPERATION.

  This report includes forward looking statements that involve a number of risks and uncertainties. Actual results could differ materially from those discussed in these statements. See "Other Factors That May Affect Operating Results" for a discussion of such factors, among others, which could cause actual results to differ materially.

RESULTS OF OPERATIONS

Net Revenues

  The Company had net revenues of $41.3 in 1996 compared to $55.5 million for 1995, a decrease of 25%. Net revenues in 1995 increased 43% from $38.8 million for 1994. The decrease in net revenues for 1996 reflects softness in the consumer market for the Company's products throughout the entire year compared to the strong demand experienced in the consumer market both in 1995 and in 1994. The consumer market accounted for about $9 million of net revenues in 1996 compared to about $25 million in 1995 and $16 million in 1994. The communications market grew to about $30 million in 1996 compared to about $28 million in 1995 and $21 million in 1994. The growth in net revenues in both 1995 and 1994 reflected increased volume of ChipCorder products sold both into the communications market and the consumer market. In 1996, volume continued to increase in the communications market but decreased significantly in the consumer market. The Company reduced prices on all existing ISD products during the year (as explained in the `Gross Margin' section below). As the Company's products mature, their average selling prices tend to decline.

  Sales by market segment for 1996 were 72% communications, 21% consumer and 7% industrial compared to 50% communications, 45% consumer and 5% industrial for 1995 and 54% communications, 42% consumer and 4% industrial for 1994. The Company's communications customers in 1996 continued representing such products as telephone answering machines, cellular phones, personal handy phones and pagers. Products for consumer customers in 1996 consisted primarily of personal memory recorders, cameras, photo frames, books, educational toys and novelties.

  Sales to the Company's top ten customers accounted for 85% of net revenues in 1996 compared to 66% in 1995 and 70% in 1994. The top five customers in 1996 were Motorola, Marubun (the Company's Japanese distributor), Sanyo, Yes Entertainment and Sequoia (the Company's United Kingdom distributor), accounting for 30%, 23%, 8%, 8%, and 5% of net revenues, respectively. The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. The Company has also experienced significant changes in the composition of its major customer base from year to year and expects this pattern to continue as certain customers, particularly those that design and sell novelty products in the consumer market, increase or decrease their purchases of the Company's products as a result of fluctuations in market demand for such customer's products. The loss of, or significant reduction in purchases by, current major customers would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's customers typically do not contract for minimum purchase quantities. There can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any losses of or reductions in purchases by the Company's current major customers.

  Export  sales  for  1996  were  65%  compared  to 65% in 1995 and 58% in 1994.
Geographically, sales to Asia were 54% in 1996 compared to 58% in 1995 and 53% in 1994, and sales to Europe increased to 12% in 1996 from 7% in 1995 and 5% in 1994. Japan accounted for 31% of total sales in 1996 versus 27% a year earlier and 28% in 1994. North American sales were 35% in 1996, 35% in 1995, and 42% in 1994. The Company is subject to the risk of conducting business internationally, including foreign government regulation and general geopolitical risks, such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. As is common in the semiconductor industry, certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection on unsold products. Accordingly, the Company defers recognition of such sales until the product is sold by the distributor.

Gross Margin

  Gross margin decreased to 22% in 1996 compared to 39% in 1995 and 33% in 1994. The decrease in 1996 was caused by the reduction in average selling prices while product costs were not reduced as originally planned because of the delay with the conversion to the smaller and less costly 0.8 micron process. This conversion had been planned for completion by the end of the first quarter of 1996, but, because of process difficulties, the conversion was delayed and not completed until the beginning of the fourth quarter of 1996. The higher gross margin realized in 1995 came as a result of reduced manufacturing costs, yield improvements and the conversion to smaller (1.2 micron from 1.5 micron) geometry processes for the majority of products shipped during that year. The Company expects to continue to experience declines in its average selling prices, which could adversely affect gross margins, particularly if higher yields and reduced costs are not achieved. Additionally, the Company expects that it could experience variations in gross margins as a result of shifts in product and customer mix.

Research and Development

  Research and development (R&D) expenses increased to $11.8 million in 1996 compared to $6.6 million in 1995 and $3.2 million in 1994. R&D expenditures as a percent of net revenues were 28.6% in 1996 compared to 11.8% in 1995 and 8.3% in 1994. This increase in expenditures was caused by continued investment in the development of new products and by costs associated with bringing up new technologies and new foundries. The Company expects research and development expenses to increase in absolute dollars.

  There can be no assurance that new products will be successfully developed or will achieve market acceptance. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion or acquisition and introduction of new product designs, quality of new products and achievement of acceptable manufacturing yields from the Company's subcontractor manufacturers. Because of the design complexity of its products, the Company has experienced delays from time to time in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. The failure of the Company's new product development efforts or market acceptance of such products would have a material adverse effect on the Company's business, financial condition and results of operations.

Selling, General and Administrative

  Selling, general, and administrative expenses (SG&A) increased in 1996 to $10.2 million from $8.7 million in 1995 and $5.2 million in 1994. SG&A expenses as a percent of net revenues grew to 24.6% in 1996 compared to 15.6% in 1995 and 13.4% in 1994. The growth in SG&A expenses in 1996 came from the addition of staff to marketing and sales as well as increased marketing investments, including the cost of advertising, participation in trade shows, several direct mailers, and additional sales collateral. The growth in SG&A expenses in 1995 came from additional legal, accounting and insurance expense incurred in the first year as a public company, legal expenses incurred in connection with the Atmel litigation matter, and increased commission expense corresponding to increased revenue. The Company anticipates that SG&A expenses will continue to increase in total expenses but will decrease as a percentage of net revenues.

Other Income (Expense)

  Net interest and other income was $2.4 million for 1996 compared to $1.8 million for 1995, and net interest and other expense of $91,000 in 1994. The interest income in 1996 and 1995 was earned primarily from the investment of the proceeds from the initial public offering in February 1995 and the follow-on offering in September 1995.

Provision for Income Taxes

  For fiscal 1996, the Company recorded a tax benefit of $1.5 million, reflecting the carryback of 1996 losses to prior years. The Company's effective tax rate was 29% and 3% for 1995 and 1994, respectively. The provision for 1995 and 1994 reflects the utilization of federal and state net operating loss ("NOL") and tax credit carryforwards.

  At  December  31,  1996,  the Company had  established  a valuation  allowance against their gross deferred tax asset of $4,156,000. The valuation allowance was established due to the Company's limited history of profitability, limitations on the utilization of NOL carryforwards, which are restricted in use under the Internal Revenue Code of 1986 (see Note 7 of Notes to Financial Statements) and uncertainties regarding future operations due to the increased competition within the Company's industry.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1995, the Company received net proceeds of approximately $23 million in its initial public offering and, in September 1995, the Company received net proceeds of approximately $44 million in a follow-on public common stock offering. The Company has a line of credit with a commercial bank under which the Company may borrow up to $9 million based on eligible accounts receivable and $15 million based on eligible investments, with a term through June 30, 1997. At December 31, 1996, the Company's borrowing base was approximately $13.9 million and there were no borrowings outstanding under this line of credit.

  The Company's operating activities used net cash of $11.2 million in 1996 and provided net cash of $4.6 million in 1995 and $4.0 million 1994. Net cash used for operations in 1996 was primarily the result of the Company's loss for the year. In 1995 and 1994 the cash provided by operations was primarily the result of the Company's net income in each of those years. Cash provided by investing activities was $14.2 million in 1996 compared to cash used of $51.2 million and $1.3 million in 1995 and 1994, respectively. In 1996 and 1995, investing activities consisted principally of the purchase and maturity of investments. Cash used for financing activities was $10.3 million in 1996 and $.9 million in 1994. Financing activities in 1996 primarily consisted of the repurchase of common stock. Cash provided by financing activities was $68.3 million in 1995, primarily resulting from the sale of common and preferred stock.

  In January 1996, the Company's Board of Directors approved a stock repurchase plan of up to one million shares of common shares. In addition, in July 1996, the Board of Directors approved a stock repurchase plan of an additional 100,000 shares of common stock. As of December 31, 1996 the Company had repurchased 1,077,000 shares at an average price of $9.02 per share.

  At December 31, 1996, the Company had cash, cash equivalents, and short-term investments of $55.5 million and working capital of $65.1 million. The Company believes cash generated from operations, its existing cash, cash equivalents, and short-term investments and its available line of credit and current equipment lease lines will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months. From time to time, the Company has evaluated and will continue to evaluate possible business acquisitions.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

  This report includes forward looking statements that involve a number of risks and uncertainties. The Company's operating results are subject to quarterly and annual fluctuations due to a variety of factors. The following includes a discussion of factors that, among other factors, could cause actual results to differ materially. All of the Company's products are manufactured by two independent foundries. The Company's primary supplier is currently Samsung Electronics Co., Ltd. ("Samsung") in Korea. The Company also uses Sanyo Electric Co., Ltd. ("Sanyo") to manufacture a customized product using the process technology of Atmel Corporation ("Atmel"). Sanyo purchases all of its production of this product for its own use or for distribution to its customers. The Company depends on these foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce products of high quality with acceptable manufacturing yields and to deliver products to the Company on time. On occasion, the Company has experienced difficulties in each of these areas, and the Company is likely to experience such difficulties in the future. The Company has qualified another foundry supplier, ROHM Co., Ltd. and is in the process of finalizing the design for the first product. However, there can be no assurance that the Company will receive its desired allocation of product at these foundries or that additional needed foundry capacity will be qualified. The loss of Sanyo or Samsung as a supplier, the inability of the Company to maintain or expand foundry capacity from its current suppliers or to qualify other wafer manufacturers so the Company can obtain additional foundry capacity, any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstance that would require the Company to seek alternative sources of supply could constrain, interrupt or delay shipments of the Company's products and have a material adverse effect on the Company's business and results of operations. The Company's reliance on third party manufacturers also involves a number of additional risks, including but not limited to reduced control over delivery schedules, quality assurance and costs.

  The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. On June 15, 1995, Atmel filed a complaint in the United States District Court for the Northern District of California which alleges causes of action against the Company for patent infringement, trade secret misappropriation, breach of written contract, breach of contract implied-in-fact, unjust enrichment and declaratory relief. Atmel, in addition to damages and injunctive relief, is seeking a declaration from the Court that Atmel is a co-owner of the Company's ChipCorder products. In January 1995, Atmel notified the Company and Samsung of certain claims and demanded that the Company and Samsung either negotiate licenses with Atmel or cease manufacturing ChipCorder products at Samsung. Prior to its February 1995 initial public offering, the Company received an opinion from its patent counsel that the Company does not violate any of the patents identified in Atmel's notice to the Company, and the Company believes the patent claims are without merit. The Company also believes that the other claims in the notice from Atmel were without merit, and its general counsel, on January 14, 1995, after reviewing with appropriate senior and knowledgeable personnel at the Company the factual information surrounding the other claims, provided, a written response to Atmel that these claims were without merit. All the causes of action alleged in the complaint appear to be based on the same circumstances alleged in the January

1995 Atmel notice. The Company believes the causes of action in the complaint to be without merit and has had its general counsel file an answer denying any wrongful conduct and asserting counterclaims for damage caused the Company by Atmel's termination of the fabrication arrangement between the parties. While the Company does not believe the ultimate resolution of this matter will have a material impact on its business or financial position, it may have a material adverse impact on the results of operations in the period in which it is resolved.

  The fabrication of ICs is a highly complex and precise process, requiring production in a highly controlled, clean environment. As a result, the Company has experienced problems in achieving an acceptable wafer manufacturing yield (the number of good die per wafer). The Company is particularly susceptible to yield problems because it is not in direct control of the independent offshore foundries that manufacture its products, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition, in order to reduce future manufacturing costs and remain competitive, the Company is continually designing smaller die sizes with smaller geometry processes to increase the number of die produced on each wafer. Problems with future transitions of this type could cause disruptions in the manufacturing flow and reduce manufacturing yields. The inability of the Company to achieve improved yields could prevent revenue growth from existing capacity and could delay margin improvements. There can be no assurance that the Company's foundries will achieve or maintain acceptable manufacturing yields in the future or that sudden declines in yields will not again occur. Failures to improve, or fluctuations in, manufacturing yields, particularly at times when the Company is experiencing severe pricing pressures from its customers or its competitors, would have a material adverse effect on the Company's business and results of operations.

  The Company's success depends to a significant extent upon the development of new applications for voice recording and playback in the consumer, communications and industrial markets. For example, Motorola uses one of the Company's products to add a record and playback feature to its MicroTAC Elite cellular phones. If the market for MicroTAC Elite phones fails to develop as expected, the Company's sales would be negatively impacted. Furthermore, the Company expects that it may sell many of its new products, including products with longer recording durations now under development, to customers that are developing new product applications and markets. Accordingly, the success of the Company will depend upon the success of its customers in developing such applications and markets. There can be no assurance that new applications or markets will develop as expected by the Company or that prospective customers developing products for any such markets will design the Company's products into their products and successfully introduce such products. The failure of new applications or markets to develop or the failure of new markets to be receptive to the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

  The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to price its products at a level that is cost effective for such customers. The markets for most of the potential applications for the Company's products, particularly the consumer market, are characterized by intense price competition. As the markets for the Company's products develop and competition increases, the Company anticipates that its average selling prices on these products will continue to decline, particularly as product technology matures and if per order unit volumes for such products increase. These and other downward pressures on the Company's average selling prices will require the Company to seek sales in emerging markets where average selling prices may be higher and to produce its products at lower cost if it is to avoid significant degradation in its gross margins. To the extent that the Company fails to facilitate its customers' opening of new markets, experiences yield or other production problems or shortages in supply that increase its manufacturing costs, or fails to reduce its manufacturing costs, it would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company relies on a combination of patents, mask work protection, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. There can be no assurance that any patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in all countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Competitors of the Company also may be able to design around the Company's patents. In addition, parties might have or obtain patents or other exclusive proprietary rights that would potentially limit the number of possible customers for the Company's products for certain applications. Any such limitations in the Company's potential markets could have a material adverse effect on the Company's business and results of operations. Finally, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's products more likely.

  All of the above factors are difficult to forecast, and these or other factors can materially affect the Company's quarterly or annual operating results. No assurance can be given that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      BALANCE SHEETS
           (In thousands, except share amounts)


                       ASSETS

                                            December 31,
                                           --------------
                                            1996     1995

  Current assets:
    Cash and cash equivalents.......     $21,927  $29,202
    Short-term investments..........      33,617   45,892
    Accounts receivable, net of
      allowance for doubtful
      accounts of $600 and $275,
      respectively..................       3,203    7,554
    Inventories.....................      10,059    9,809
    Prepaid expences and other
      current assets................       2,874    1,841
                                           -----   ------
            Total current assets....      71,680   94,298
                                          ------   ------
  Property and equipment, at cost:
    Furniture, fixtures and leasehold
      improvements..................         796      563
    Equipment.......................      11,063    8,325
                                          ------   ------
                                          11,859    8,888
    Less -- Accumulated depreciation     (6,024)  (3,644)
                                         -------   ------
            Net property and equipment     5,835    5,244
                                         -------   ------
  Other assets, net.................       1,200    1,355
  Long-term investments.............         150    4,533
                                         =======   ======
                                         $78,865 $105,430
                                         ======= ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Current portion of capitalized
     lease obligations..............      $1,270   $1,089
    Accounts payable................       3,153    9,784
    Accrued liabilities.............         856    2,312
    Deferred revenue................       1,299    1,834
                                          ------   ------
            Total current liabilities      6,578   15,019
                                          ------   ------
  Long-term liabilities:
    Capitalized lease obligations,
     net of current portion.........       1,814    2,630
    Other long-term liabilities.....         172      328
                                          ------   ------
            Total long-term
             liabilities............       1,986    2,958
                                          ------   ------
  Commitments and contingencies (Note 5)
  Shareholders' equity:
    Preferred stock, no par value -
       Authorized -- 5,000,000 shares
       Outstanding -- no shares.....         ---      ---
    Common stock, no par value-
       Authorized -- 22,000,000 shares
       Outstanding -- 9,564,875 and
         10,424,470 shares, respectively  78,261   86,256
    Deferred compensation...........       (332)    (116)
    Retained earnings (deficit).....     (7,658)    1,313
    Unrealized gain on investments..          30       --
                                          ------   ------
            Total shareholders' equity    70,301   87,453
                                          ------   ------
                                         $78,865 $105,430
                                         =======  =======

The accompanying notes are an integral part of these balance sheets.

                         STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)

                                          Years Ended December 31,
                                          -------------------------
                                          1996       1995      1994
                                          ----       ----      ----

  Net revenues...................      $41,339    $55,467   $38,805

  Cost of revenues...............       32,274     33,836    26,107
                                        ------     ------    ------
  Gross margin...................        9,065     21,631    12,698
                                        ------     ------    ------
  Operating expenses:
   Research and development......       11,817      6,550     3,234
   Sales, general and administrative    10,175      8,668     5,212
                                        ------     ------    ------
         Total operating expenses.      21,992     15,218     8,446
                                        ------     ------    ------
  Income (loss) from operations...    (12,927)      6,413     4,252
                                      --------     ------    ------
  Other income (expense):
   Interest expense...............       (473)      (536)     (278)
    Interest income...............       2,901      2,340       188
    Other, net....................        (14)        (2)       (1)
                                       -------     ------    ------
         Total other income
          (expense), net..........       2,414      1,802      (91)
                                       -------     ------    ------
  Income (loss) before provision
   (benefit) for income taxes.....    (10,513)      8,215     4,161
  Provision (benefit) for income
   taxes..........................     (1,542)      2,403       140
                                      --------     ------    ------
  Net income (loss)...............    ($8,971)     $5,812    $4,021
                                      ========     ======    ======
  Net income (loss) per share.....     ($0.92)      $0.64     $0.63
                                      ========     ======    ======
  Shares used in computing per
   share amounts..................       9,788      9,084     6,385
                                      ========     ======    ======

The accompanying notes are an integral part of these statements.


                       STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                                                                          Retained
                                    Convertible                              Deferred     Earnings      Unrealized         Total
                                 Preferred Stock          Common Stock       Compen-     (Accumulated    Gain on       Shareholders'
                                Shares       Amount     Shares     Amount    sation       Deficit)      Investments        Equity
                                ------       ------     ------     ------    ------       --------      -----------        ------
Balance, December 31, 1993....  13,773,826  $16,369    1,083,172   $  245    $   --       $(8,520)         $    --        $ 8,094
 Common stock issued at in
  exchange for services
  rendered....................          --     (15)        2,500       25        --            --               --             10
 Common stock issued at as
  employee stock awards.......          --       --        3,250       29        --            --               --             29
 Sale of common stock pursuant
  stock option exercises for
  cash at.....................          --       --      148,915       51        --            --               --             51
 Deferred compensation related
  to stock option grants......          --       --           --      175     (175)            --               --             --
 Amortization of deferred
  compensation related to stock
  option grants...............          --       --           --       --        15            --               --             15
 Net income...................          --       --           --       --        --          4,021              --          4,021
                                   -------    -----      -------    -----      ----         ------           -----       --------
Balance, December 31, 1994....  13,773,826   16,354    1,237,837      525     (160)        (4,499)              --         12,220
 Preferred stock converted to
  common stock at a 3 to 1
  conversion rate upon
  initial public offering.....(13,773,826)  (16,354)   4,591,240   16,354       --             --               --            --
 Common stock issued for cash
  upon initial public offering
  and exercise of underwriters'
  overallotment option, net of
  issuance costs..............          --       --    1,725,944   23,086       --             --               --        23,086
 Common stock issued for cash
  upon exercise of stock
  warrants....................          --       --      249,169      591       --             --               --           591
 Common stock issued under the
  employee stock purchse plan.          --       --        5,895      108       --             --               --           108
 Common stock issued upon
  secondary public offering and
  exercise of underwriter's
  overallotment option, net of
  issuance costs..............          --       --    2,407,781   45,190       --             --               --        45,190
 Sale of common stock pursuant
  to stock option exercises
  for cash....................          --       --      206,604      402       --             --               --           402
 Amortization of deferred
  compensation related to stock
  option grants...............          --       --           --       --       44             --               --            44
 Net income...................          --       --           --       --       --          5,812               --         5,812
                                   -------    -----      -------    -----     ----         ------            -----      --------
Balance, December 31, 1995....          --       --   10,424,470   86,256    (116)          1,313               --        87,453
 Common stock issued under the
  employee stock purchase plan          --       --       43,212      369       --             --               --           369
 Common stock repurchased.....          --       --  (1,077,000)  (9,711)       --             --               --       (9,711)
 Sale of common stock pursuant
  to stock option exercises
  for cash....................          --       --      174,193     144        --             --               --           144
 Deferred compensation related
  to stock option grants                --       --           --     452     (452)             --               --            --
 Amortization of deferred
  compensation related to
  stock option grants.........          --       --           --      --       236             --               --           236
 Tax benefit related to
  exercise of stock options...          --       --           --     751        --             --               --           751
 Unrealized gain on
  investments.................          --       --           --      --        --             --               30            30
 Net loss.....................          --       --           --      --        --        (8,971)               --       (8,971)
                                   =======    =====    ========= =======    ======       ========            =====      ========
Balance, December 31, 1996              --     $ --    9,564,875 $78,261    $(332)       $(7,658)              $30       $70,301
                                   =======    =====    ========= =======    ======       ========            =====      ========

   The accompanying notes are an integral part of these statements.


                                                   STATEMENTS OF CASH FLOWS
                                                         (In thousands)


                                                             Years Ended December 31,
                                                          1996        1995         1994
                                                          ----        ----         ----

Cash flows from operating activities:
 Net income (loss)................................     ($8,971)     $5,812       $4,021
 Adjustments to reconcile net income (loss) to
  net cash provided by (used for) operating
  activities -- Depreciation and amortization.....        2,537      1,971          918
 Amortization of investment discount..............           39      (600)           --
 Compensation costs related to stock and stock
  option grants...................................          235         44           45
 Common stock issued for services rendered........           --         --           25
 Provision for allowance for doubtful accounts
  and returns.....................................          325        210           --
 Changes in assets and liabilities --
  Accounts receivable.............................        4,026    (2,053)      (2,003)
  Inventories.....................................        (249)    (6,042)      (1,391)
  Prepaid expenses and other assets...............      (1,079)    (1,521)        (142)
  Accounts payable................................      (6,630)      4,732          798
  Accrued liabilities.............................        (705)        410        1,173
  Deferred revenue................................        (535)      1,289          545
  Other long-term liabilities.....................        (156)        307           21
                                                         ------    -------      -------
   Net cash provided by (used for) operating
    activities....................................     (11,163)      4,559        4,010
                                                       --------    -------      -------
Cash flows from investing activities:
 Purchase of property and equipment...............      (2,479)    (1,296)      (1,058)
 Patent costs.....................................        (174)       (95)        (565)
 Purchases of investments.........................     (71,233)   (75,749)           --
 Proceeds from maturities and sale of investments.       88,099     25,924           --
 Proceeds from sale of property and equipment.....           --         --          308
                                                       --------    -------      -------
   Net cash provided by (used for) investing
    activities....................................       14,213   (51,216)      (1,315)
                                                       --------   --------      -------
Cash flows from financing activities:
 Proceeds from sale of common stock, net of
  issuance costs..................................          514     69,377           51
 Repurchase of common stock.......................      (9,712)         --           --
 Payments on capitalized lease obligations........      (1,127)    (1,123)        (602)
 Payment of stock issuance costs..................           --         --        (328)
                                                       --------    -------      -------
   Net cash proviced by (used for) financing
    activities....................................     (10,325)     68,254        (879)
                                                       --------    -------      -------
Net increase in cash and cash equivalents.........      (7,275)     21,597        1,816
Cash and cash equivalents at beginning of year....       29,202      7,605        5,789
                                                       ========    =======      =======
Cash and cash equivalents at end of year..........      $21,927    $29,202       $7,605
                                                       ========    =======      =======
Supplemental cash flow information:
 Cash paid for interest...........................         $472       $536         $278
                                                       ========    =======      =======
 Cash paid for income taxes.......................      $    --     $3,203       $3,203
                                                       ========    =======      =======
 Property and equipment acquired under capital
  leases..........................................         $491     $2,314       $2,274
                                                       ========    =======      =======


   The accompanying notes are an integral part of these statements.

               NOTES TO FINANCIAL STATEMENTS


1....ORGANIZATION AND OPERATIONS:

  ISD designs, develops and markets single-chip integrated circuit ("IC") products for voice recording and playback using the Company's proprietary ChipCorder(R) high-density storage technology and its mixed signal (analog and digital) expertise. The Company directs its marketing and product development efforts toward products for the communications, consumer and industrial markets. The Company distributes its products through a direct sales and marketing organization and a worldwide network of sales representatives and distributors.

2....SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Such investments consisted of municipal bonds, commercial paper, bankers' acceptance notes and certificates of deposit.

  Short-term and Long-term Investments

  At December 31, 1996, approximately $27,685,000 of the Company's investments in debt securities were classified as available-for-sale, carried at fair value and had contractual maturities ranging from one month to two years from the date of purchase by the Company. Approximately $24,828,000 million of the Company's investments were classified as held-to-maturity, carried at amortized cost and had contractual maturities of less than one year beyond December 31, 1996. At December 31, 1996, for all of the Company's investments, the fair value of the investments approximated amortized cost and, as such, unrealized holding gains and losses were insignificant. The fair value of the Company's investments was determined based on quoted market prices at the reporting date for those instruments. The carrying value of the Company's investments by major security type at December 31, 1996 and December 31, 1995, is as follows (in thousands):



   Available-for-Sale Securities:                            1996          1995
   ------------------------------                            ----          ----
   Government bonds...........................             $9,012         $  --
   Certificates of deposit....................              4,511            --
   Commercial paper...........................              9,378            --
   Bankers' acceptance notes..................                992            --
   Corporate debt securities..................              3,792            --
   Municipal debt securities..................                 --        16,130
                                                           ------        ------
        Total available-for-sale securities...             27,685        16,130
                                                           ------        ------
   Held-to-Maturity Securities:
   ----------------------------
   Commercial paper...........................             22,473        43,356
   Bankers' acceptance notes..................                 --         7,971
   Corporate debt securities..................                 --         1,010
   Municipal debt securities..................              2,355         7,620
                                                           ------        ------
        Total held-to-maturity securities.....             24,828        59,957
                                                           ======        ======
   Total investments in debt securities.......            $52,513       $76,087

                                                           ======        ======

  Approximately $18,896,000 and $25,662,000 of the total investment in debt securities is included in cash equivalents on the accompanying balance sheets as of December 31, 1996 and 1995, respectively; the remainder is classified as either short-term or long-term investments.

  Inventories

  Inventories consist of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out basis) or market. The components of inventory are as follows (in thousands):

                                    December 31,
                                    ------------
                                1996         1995
                                ----         ----
   Work-in-process........    $6,157       $5,706
   Finished goods.........     3,902        4,103
                               -----        -----
                             $10,059       $9,809
                             -------       ------

  Property and Equipment

  Depreciation is provided on property and equipment using the straight-line method over the estimated useful lives of the assets of three (3) to seven (7) years. Leasehold improvements are amortized over the useful lives of the improvements or lease term, whichever is shorter. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition recognized in income.

  Patent Costs

  Legal costs incurred in connection with filing the Company's patent claims are recorded as patent costs. Upon receiving a determination that the Company's claims have been approved or denied, these costs are either amortized over their estimated useful lives or expensed.

  Revenue Recognition

  Revenues from product sales are generally recognized at the time of shipment to the customer, with provisions for estimated returns and allowances. Returns and allowances have not been significant to date. Certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the merchandise is sold by the distributor. The deferral of such sales is included in deferred revenue. Amounts billed to the distributor upon shipment by the Company are included in accounts receivable.

  Warranty Costs

  Anticipated costs related to product warranties are charged to expense as sales are recognized. The Company has not experienced significant warranty claims to date.

  Concentrations of Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

  The Company currently buys approximately 90% of its products from one foundry. Although there are a limited number of foundries available that could manufacture the Company's products, management believes that other suppliers could provide similar integrated circuits on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

  Net Income (Loss) Per Share

  Net income (loss) per share has been computed using the weighted average number of shares of common stock, common equivalent shares from convertible preferred stock (when dilutive using the if converted method at date of issuance) and common equivalent shares from stock options and warrants outstanding (when dilutive using the treasury stock method). Pursuant to certain Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to and including the quarter in which the offering was completed (even if antidilutive using the treasury stock method). Net loss per share data has been computed using the weighted average number of shares outstanding during each period; dilutive common stock equivalents have been excluded from the computation as their effect would be to reduce the net loss per share amount.

  Reclassifications

  Certain items from prior year financial statements have been reclassified to conform with the current year presentation.

3....LINE OF CREDIT:

  In June 1996, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $24,000,000 based on eligible accounts receivable and eligible investments. The line of credit is secured by substantially all of the Company's assets, bears interest at LIBOR plus 1.75%

(7.5% at December 31, 1996) for borrowings based on eligible accounts receivable and at LIBOR plus 1.5% (7.3% at December 31, 1996) for borrowings based on eligible investments and expires on June 30, 1997. At December 31, 1996, there were no borrowings outstanding under the line of credit and the Company's borrowing base was approximately $13,924,000.

4....CAPITALIZED LEASE OBLIGATIONS:

  The Company leases certain equipment under capital lease agreements. The cost of equipment under capital leases included in property and equipment at December 31, 1996 and December 31, 1995 was approximately $6,640,000 and $6,133,000, respectively. Accumulated amortization of leased equipment at such dates was approximately $3,955,000 and $2,670,000, respectively. Future minimum lease payments together with the present value of the payments, as of December 31, 1996, are as follows (in thousands):

   Years Ending December 31,
   -------------------------

   1997..................................................  $1,575
   1998..................................................   1,500
   1999..................................................     399
   2000..................................................      74
                                                               --
   Total minimum lease payments..........................   3,548
   Less -- Amount representing interest (9.4% - 14.6%)...   (464)
                                                            -----
   Present value of minimum lease payments...............   3,084
   Less -- Current portion............................... (1,270)
                                                          -------
   Long-term portion.....................................  $1,814
                                                          =======

5....COMMITMENTS AND CONTINGENCIES:

  Operating Leases

  The Company leases its current facilities and certain equipment under operating leases that expire at various dates through fiscal 2000. Future minimum annual rental payments under operating leases are as follows (in thousands):

 Year Ending December 31,
 ------------------------
   1997....................................  $1,064                                             873
   1998....................................     873
   1999....................................     719
   2000....................................       6
                                             ------
                                             $2,662
                                             ======

  During the years ended December 31, 1996, 1995 and 1994, rent expense totaled approximately $1,380,000, $807,000 and $172,000, respectively.

  Litigation

  In January 1995, Atmel Corporation ("Atmel") notified the Company and Samsung Electronics Co., Ltd. ("Samsung") of certain claims and demanded that the Company and Samsung either negotiate licenses with Atmel or cease manufacturing the Company's products at Samsung. The Company received an opinion from its patent counsel, Blakely, Sokoloff, Taylor & Zafman, that the Company does not violate any of the patents identified in Atmel's notice to the Company, and the Company believes the patent claims are without merit. The Company also believes that the other claims in the notice from Atmel are without merit, and its general counsel, on January 14, 1995, after reviewing with appropriate senior and knowledgeable personnel at the Company the factual information surrounding the other claims, provided a written response to Atmel that these claims were without merit. Atmel, filed a complaint on June 15, 1995 in the United States District Court for the Northern District of California which alleges causes of action against the Company for patent infringement, trade secret misappropriation, breach of written contract, breach of contract implied-in-fact, unjust enrichment and declaratory relief. Atmel, in addition to damages and injunctive relief, is seeking a declaration from the Court that Atmel is a co-owner of the Company's ChipCorder products. All the causes of action alleged in the complaint appear to be based on the same circumstances alleged in the January 1995 Atmel notice. The Company believes the causes of action in the complaint to be without merit and has had its general counsel file an answer denying any wrongful conduct and asserting counterclaims for damage caused the Company by Atmel's termination of the fabrication arrangement between the parties. While the Company does not believe the ultimate resolution of this matter will have a material impact on its business or financial position, it may have a material adverse impact on the results of operations in the period in which it is resolved.

6....EQUITY:

  In November 1994, the Company effected a one-for-three reverse split of its common stock. All common share and per share amounts in the accompanying financial statements have been adjusted retroactively to give effect to this reverse stock split.

  In February 1995, the Company sold 1,725,944 shares of common stock in its initial public offering and simultaneously converted 13,773,826 shares of preferred stock into 4,591,240 shares of common stock as part of the offering. Net proceeds from the offering were approximately $23,086,000. In September 1995, the Company sold 2,407,781 shares of common stock in a follow-on offering. Net proceeds to the Company were approximately $45,190,000.

  In January 1996, the Company's Board of Directors approved a stock repurchase plan of up to one million shares of common shares. In addition, in July 1996, the Board of Directors approved a stock repurchase plan of an additional 100,000 shares of common stock. As of December 31, 1996 the Company had repurchased 1,077,000 shares at an average price of $9.02 per share.

  Shares Reserved for Future Issuance

  As of December 31, 1996, the Company had reserved shares of its common stock for the following purposes:

     1987 Stock Option Plan..............    208,453
     1994 Employee Stock Purchase Plan...     70,893
     1994 Equity Incentive Plan..........  2,080,481
     1994 Directors Stock Option Plan....    120,000
     Nonqualified stock options..........     42,500
                                           =========
                                           2,522,327
                                           =========

  Employee Stock Purchase Plan

  In September 1994, the Company approved the Employee Stock Purchase Plan. The plan reserved up to 120,000 shares of common stock for sale to eligible employees at 85% of the lesser of the fair market value of the shares on the first day of the offering period or the last day of the offering period. Offerings under this plan commence on February 1 and August 1 of each year and end on July 31 and January 31, respectively. As of December 31, 1996, 49,107 shares have been issued under this plan. The weighted average fair value of shares sold in 1996 was $7.791.

  Stock Option Plans

  In December 1987, the Company adopted the 1987 Stock Option Plan (the "1987 Plan"). The 1987 Plan was terminated as to new issuances in February 1995. Options granted under the 1987 Plan have a term of five years and vest over a vesting schedule determined by the Board of Directors, generally four years. Options to purchase 208,453 shares were outstanding under this plan at December 31, 1996.

  In September 1994, the Company adopted the 1994 Equity Incentive Plan (the "1994 Plan"), which became effective upon the closing of the Company's initial public offering in February 1995 and serves as the successor to the 1987 Plan. The Company has reserved 2,000,000 shares for issuance under the terms of the

1994 Plan, and may grant stock options, stock bonuses or issue restricted stock to employees, officers, directors and consultants. Nonqualified options granted under this plan have a term of ten years and must be issued at a price equal to at least 85% of the fair market value of the Company's common stock at the date of grant. Incentive stock options granted under this plan may be granted only to employees of the Company, may have a term of up to ten years, and must be issued at a price equal to the fair market value of the Company's common stock at the date of grant. Restricted stock may be awarded to eligible personnel as determined by the Board of Directors, and must be issued at a price equal to at least 85% of the fair market value of the shares granted. Stock bonuses may be awarded for services rendered to the Company under such terms as are established by the Board of Directors.

  In September 1994, the Company approved the 1994 Directors Stock Option Plan. The Company reserved 120,000 shares of its common stock for issuance to directors under this plan. This plan was amended effective March 21, 1996, the "Amendment Effective Date", as per the annual shareholder meeting. Any option grant, granted prior to January 1, 1996, will fully vest as to twenty-five percent (25%) of the shares at the end of each full year following the grant date, so long as the optionee continuously remains a director of the Company. Any option grant, granted following the Amendment Effective Date, will vest ratably at the end of each of the twelve months following the grant date and will be fully vested on the first anniversary of the grant date, so long as the optionee continuously remains a director of the Company until each such first anniversary. Any option grant made during 1996 prior to the Amendment Effective Date became fully vested on December 31, 1996.

  During 1996, holders of options to purchase 1,368,639 shares of the Company's common stock at exercise prices of $7.50 to $15.00 per share were given the opportunity to exchange previously granted stock options for new common stock options exercisable at $6.875 per share, the fair market value of the common stock on the date of the exchange. Options to purchase 1,123,621 shares were exchanged.

  Included in the options granted during 1994 were options granted in August 1994 and September 1994 to purchase 58,433 shares of common stock at $3.00 per share under the 1987 Plan. The Company recorded deferred compensation of approximately $175,000 for the difference between the option price of these options and $6.00 (fair market value of the common stock at the date of grant for financial reporting purposes). The Company is expensing the deferred compensation ratably over the related vesting periods.

  Also included in the options granted during 1996 were options granted in March 1996 to purchase 113,146 shares under the 1994 Plan that were granted below fair market value. The Company recorded deferred compensation of approximately $452,000 for the difference between the option price and fair market value of common stock on the date of grant. The Company is expensing the deferred compensation over the related vesting periods.

  The Company accounts for the above plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:

                                       December 31,
                                       ------------
                                      1996      1995
                                      ----      ----
   Net Income (loss):
     As reported                      $(8,971)  $5,812
     Pro forma                        (12,558)  $4,939
   Net Income (loss) per share:
     As reported                      $ (0.92)  $ 0.64
     Pro forma                        $ (1.28)  $ 0.54

  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  A summary of the Company's option plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented below:

                                         1996                   1995                  1994
                                         ----                   ----                  ----
                                               Weighted              Weighted               Weighted
                                                Average               Average                Average
                                               Exercise              Exercise               Exercise
                                       Shares     Price     Shares      Price      Shares      Price
                                       ------     -----     ------      -----      ------      -----

Outstanding  at beginning of year    1,406,133   $ 8.98     634,897    $ 1.56     619,651      $ .56
  Granted                            2,465,998     7.51   1,450,519     12.78     181,319       4.20
  Exercised                          (174,193)     1.00   (207,199)      1.84   (148,915)        .32
  Forfeited                        (1,645,993)    10.06   (472,084)     15.18    (17,158)        .80
                                   -----------            ---------             ---------
Outstanding at end of year           2,051,945   $ 6.74   1,406,133    $ 8.98     634,897      $1.56
                                   ===========            =========             =========
Exercisable at end of year             391,542              329,601               169,814
Weighted average fair value
 of options granted                      $3.27                $4.13
Options available for grant            399,489              219,494                59,306



                                December 31, 1996
                                           -------------------------------------------
                                           Options Outstanding     Options Exercisable
                                           -------------------------------------------
                                       Wtd. Avg.            Wtd. Avg.                             Wtd. Avg.
                                        exercise           years left                              exercise
  Exercise Prices          Number          price          to exercise           Number                price
  ---------------------------------------------------------------------------------------------------------
  $ .38 - $ 3.00           198,435       $   1.22               2.0             123,758             $  1.12
   6.00 -   8.50         1,730,782           6.94               9.3             196,135                7.60
   9.00 -  10.50            82,728           9.45               4.8              55,507                9.17
  15.00 -  25.25            40,000          19.40               7.4              16,142               18.89
                         ---------                                              -------
  $ .38 - $25.25         2,051,945       $   6.74               8.4             391,542             $ 6.24
                         =========                                              =======


  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 6.45% and 5.57%; expected dividend yields of 0%; expected lives of 1.5 years; expected volatility of 47% and 82%.

  Warrants

  Holders of warrants to purchase a total of 328,981 shares of preferred stock exercised such warrants in February 1995 on a net issuance basis for a total of 236,730 shares of preferred stock, which converted to 78,910 shares of common stock upon the closing of the Company's initial public offering in February 1995. Additionally, holders of warrants to purchase 368,874 shares of preferred stock (122,956 shares of common stock as converted) and 47,303 shares of common stock exercised such warrants for cash prior to the closing of the Company's initial public offering in February 1995. Net proceeds to the Company for such exercises were approximately $591,000.

  Shareholder Rights Plan

  During December 1995, the Company adopted a Shareholder Rights Plan, and the Plan became effective in March of 1996 following the filing of the Plan with the Securities and Exchange Commission. The Shareholder Rights Plan provides that there shall be declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Preferred Stock at an exercise price of $75. The Rights will be exercisable if a person or group has acquired beneficial ownership of 15% or more of the common stock or has announced a tender offer or exchange offer that if consummated would result in such a person or group owning 15% or more of the common stock. The Company generally will be entitled to redeem the Rights at $.01 per Right at any time prior to the earlier of (i) the tenth day following public announcement that a 15% stock position has been acquired and (ii) the expiration date of the Rights on December 28, 2005.

  If any person or group becomes a beneficial owner of 15% or more of the common stock (except pursuant to a tender or exchange offer for all shares at a price determined as fair by a majority of the outside members of the Board of Directors), each Right not owned by such 15% stockholder will enable its holder to purchase such number of shares of common stock as is equal to the exercise price of the Right divided by one-half of the current market price of the common stock on the date of the occurrence of the event. In addition, if the Company engages in a merger or other business combination with another person or group in which it is not the surviving corporation or in connection with which its common stock is changed or converted, or if the Company sells or transfers 50% or more of its assets or earning power to another person, each Right that has not previously been exercised will entitle its holder to purchase such number of shares of common stock of such other person as is equal to the exercise price of the Right divided by one-half of the current market price of such common stock on the date of the occurrence of the event.

7.   INCOME TAXES:

  The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                                        Years Ended
                                                                       December 31,
                                                                       ------------
                                                                1996       1995     1994
                                                                ----       ----     ----
   Current payable (benefit):
    Federal.............................................    $(2,314)     $3,029       90
    State...............................................       (185)        331       50
                                                             -------     ------     ----
             Total current..............................     (2,499)      3,360      140
                                                             -------     ------     ----
   Deferred (benefit):
    Federal.............................................         752      (629)       --
    State...............................................         205      (328)       --
                                                              ------      -----     ----
             Total deferred.............................         957      (957)       --
                                                              ------      -----     ----
             Total provision (benefit) for income taxes.    $(1,542)     $2,403     $140
                                                            ========     ======     ====

  The provision (benefit) for income taxes differs from the amounts which would result by applying the applicable statutory Federal income tax rate to income
(loss) before income taxes as follows (in thousands):

                                                                    Years Ended

                                                                    December 31,
                                                                    ------------
                                                                1996       1995     1994
                                                                ----       ----     ----
   Provision (benefit) computed at Federal statutory rate.  $(3,680)     $2,875   $1,456
   State income taxes, net of Federal tax benefit.........     (636)        497      114
   Nondeductible expenses.................................        36          2       19
   Tax credits............................................        --      (274)       --
   Change in valuation allowance..........................     3,565    (1,205)  (1,539)
   Other..................................................     (827)        508       90
                                                            --------    -------  -------
             Total provision, (benefit) for income taxes..  $(1,542)     $2,403     $140
                                                            ========    =======  =======
            Effective tax rate............................     (15%)        29%       3%
                                                            ========    =======  =======

  Components of the net deferred income tax asset are as follows (in thousands):

                                                                                        As of
                                                                                     December 31,
                                                                                     1996    1995
                                                                                     ----    ----

   Federal net operating loss carryforwards......................................   $ 833    $560
   State net operating loss carryforwards........................................     234      16
   Tax credit carryforwards......................................................   1,322     183


   Cumulative temporary differences:
     Deferred revenue............................................................     225     346
     Patent costs................................................................   (141)    (95)
     Depreciation expense........................................................   (403)    (13)
     Research and development costs..............................................      --     123
     Reserve for doubtful accounts and returns...................................     204      --
     Inventory reserves..........................................................   1,543      --
     Accrued vacation............................................................     142     124
     Other temporary differences.................................................     197     304
                                                                                    -----    ----
  Total deferred income tax asset................................................  $4,156  $1,548
   Valuation allowance........................................................... (4,156)   (591)
                                                                                  -------  ------
   Net deferred income tax asset.................................................      --    $957
                                                                                  =======  ======

  The Company's net operating loss ("NOL") and tax credit carryforwards expire at various dates through 2011. In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a three year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. Such a change in ownership occurred with respect to the Company in July 1991 and February 1995. Accordingly, at December 31, 1996, use of federal NOL carryforwards of approximately $2.6 million is restricted to annual amounts of approximately $150,000, which accumulate to the extent not used and are subject to the expiration of these carryforwards.

  At  December  31,  1996,  the Company had  established  a valuation  allowance against their gross deferred tax asset of $4,156,000. The valuation allowance was established due to the Company's limited history of profitability, limitations on the utilization of NOL carryforwards, which are restricted in use under the Internal Revenue Code of 1986 and uncertainties regarding future operations due to the increased competition within the Company's industry.

8....EXPORT SALES AND SIGNIFICANT CUSTOMERS:

  The Company operates in a single industry segment. The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives and distributors. The Company's geographic sales as a percent of net revenues are as follows:

                                        Years Ended
                                       December 31,
                                       ------------
                                     1996  1995  1994
                                     ----  ----  ----
      United States...............    35%   35%   42%
   Export:
    Asia..........................    54    58    53
    Europe........................    11     7     5
                                     ----  ----  ----
                                     100%  100%  100%
                                     ----  ----  ----

  Sales to major customers as a percentage of net revenues are as follows:


                                        Years Ended
                                       December 31,
                                       ------------
                                     1996  1995  1994
                                     ----  ----  ----
   Sanyo..........................     8%   10%   25%
   Motorola.......................    29%   13%   18%
   Marubun........................    23%   16%   --

To Information Storage Devices, Inc.:

  We have audited the accompanying balance sheets of Information Storage Devices, Inc. (a California corporation) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Storage Devices, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                  /S/ Arthur Andersen LLP


San Jose, California
January 15, 1997

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.



                         PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The Company's Bylaws currently provide that the number of directors of the Company shall be from four (4) to seven (7), the actual number to be fixed by resolution of the Board. The current number of authorized directors is four (4).

  Name of Director    Age       Principal Occupation          Director Since
  ----------------    ---       --------------------          --------------

  David L. Angel       57     Chairman of the Board of the          1991
                              Company; Chief Executive Officer
                              of the Company

  Frederick B. Bamber  55     Managing Director of Applied          1990
                              Technology Investors, Inc. and a
                              General Partner of Techonologies
                              for Information & Publishing, L.P.

  Eugene J. Flath      60     General Partner of AVI Management     1988
                              Partners

  Frederick L. Zieber  56     President, Pathfinder Research,       1995
                              Incorporated

  Mr. Angel has served as Chairman of the Board, Chief Executive Officer and a director of the Company since November 1996. Mr. Angel served as
as  President,   Chief Executive Officer and a director of the Company since he joined the Company in February 1991. From January 1989 to January 1991, he was Group Vice President of the Semiconductor Group of Dataquest, Inc., a market research company. He holds a B.Sc. degree from Marietta College.

  Mr. Bamber has served as a director of the Company since March 1990. He has been Managing Director of Applied Technology Investors, Inc., a venture capital firm, since January 1983 and a general partner of Technologies for Information & Publishing, L.P., a venture capital firm and shareholder of the Company since June 1990. Since 1988, Mr. Bamber has also a been director of Interleaf, Inc. He holds a B.A. degree from Yale University and an M.B.A. degree from the Wharton School of Business of the University of Pennsylvania.

  Mr. Flath has served as a director of the Company since October 1988 and as Chairman of the Board from January 1993 through November 1996. He has been a general partner of AVI Management Partners, a venture capital firm and an affiliate of various Company shareholders, since February 1988. Mr. Flath holds a B.S.E.E. degree from the University of Wisconsin and an M.S.E.E. degree from the University of New Hampshire.

  Mr. Zieber was appointed a director of the Company in July 1995. He has been President of Pathfinder Research, Incorporated, a semiconductor industry consulting firm he founded, since May 1991. Mr. Zieber was employed by Dataquest, Inc. from September 1974 until January 1991, most recently as
Executive  Vice  President.   He  holds B.S.E.E. and M.B.A. degrees from
Stanford University.

Board of Directors' Meetings and Committees

  The Board of Directors met 13 times, including telephone conference meetings, during fiscal 1996. No director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors (held during the period for which he was a director) and the total number of meetings held by all committees of the Board of Directors on which he served (during the period that he served).

  Standing committees of the Board of Directors include an Audit Committee and a Compensation Committee. The Board of Directors does not have a nominating committee or any committee performing similar functions.

  Messrs. Bamber and Zieber are currently the members of the Audit Committee. The Audit Committee met one time during 1996. The Audit Committee meets with the Company's independent public accountants to review the adequacy of the Company's internal control systems and financial reporting procedures, review the general scope of the Company's annual audit and the fees charged by the independent public accountants, review and monitor the performance of non-audit services by the Company's independent public accounts, review the fairness of any proposed transaction between any officer, director or other affiliate of the Company and the Company and, after such review, makes recommendations to the full Board of Directors and performs such further functions as may be required by any stock exchange or over-the-counter market upon which the Company's Common Stock is listed.

  In 1996,  Messrs.  Flath (except for the period from March 20 through  October
28), Bamber and Zieber (from March 20 through the present) were the members of the Company's Compensation Committee. The Compensation Committee met nine (9) times during fiscal 1996. The Compensation Committee administers the Company's 1987 Stock Option Plan, 1994 Equity Incentive Plan and 1994 Employee Stock Purchase Plan and determines the salaries and other compensation for officers and other employees of the Company.

Director Compensation

  Directors of the Company do not receive any compensation for their services as such but are reimbursed for their reasonable expenses in attending meetings of the Board of Directors. The Board of Directors adopted, and shareholders approved adoption of, the 1994 Directors Stock Option Plan (the "Directors Plan") in September 1994 which became effective on February 16, 1995.

  Under the Directors Plan, each non-employee director initially elected to the Board of Directors on or after February 16, 1995 is granted, on the date such non-employee director first joined the Board of Directors, an option under the Directors Plan to purchase 7,500 shares of Common Stock. Each non-employee director was granted an additional option for 7,500 shares on his anniversary of joining the Board of Directors. Accordingly, Mr. Bamber received an option to purchase 7,500 shares on March 30, 1995, his fifth anniversary of joining the Board of Directors; Mr. Zieber received an option to purchase 7,500 shares on July 13, 1995, the date he first joined the Board of Directors; and Mr. Flath received an option to purchase 7,500 shares on October 11, 1995, his seventh anniversary of joining the Board of Directors. The right to purchase 25% of the shares subject to currently outstanding options will vest for each year following the date of grant that the non-employee director continuously remains a director of the Company.

  The Directors Plan was amended effective March 21, 1996. Subsequent grants of options to purchase 7,500 shares were made to each non-employee director as of such date and will be made each January 1 thereafter. The right to purchase 100% of the shares subject to currently outstanding options will vest ratably on a monthly basis throughout the Company's fiscal year, which is the calendar year, for each year following the date of grant that the non-employee director continuously remains a director of the Company. Each option granted to a director under the amended Directors Plan from March 21, 1996 and in the future will vest monthly and become exercisable as to all of the shares issuable under such option at the end of each Company fiscal year, which is the calendar year. The maximum number of shares issuable to any non-employee director under the Directors Plan is 30,000. The exercise price for such options is the fair market value of the Common Stock on the date of grant. A total of 120,000 shares of

Common Stock is reserved for issuance under the Directors Plan, 37,500 of which were subject to outstanding options as of December 31, 1997. Accordingly, Mr. Bamber received an option to purchase 7,500 shares on March 21, 1996 and Mr. Zieber received an option to purchase 7,500 shares on March 21, 1996, which shares were fully vested on December 31, 1996. On March 20, 1996, Mr. Flath became an employee of the Company and was therefore ineligible for option grants under the Directors Plan. In connection with his employment, Mr. Flath was granted an option to purchase 50,000 shares of the Company's Common Stock under the Company's 1994 Equity Incentive Plan. Messrs. Zieber, Flath and Bamber each received options to purchase 7,500 shares under the Directors Plan on January 1, 1997.

Item 11.   EXECUTIVE COMPENSATION

  The following table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities by, the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers (together, the "Named Officers") during 1996.


                          Summary Compensation Table

                              Annual Compensation
                              -------------------

                                    All Other
   Name and Principal Position     Salary(1)       Bonus       Compensation
   ---------------------------     ---------       -----       ------------
David L. Angel................       175,000          --         235,245(2)
 Chairman and Chief Executive
 Officer
Carl Palmer...................       125,000      20,000          23,576(3)
 Vice President, Engineering
Ross Hayden...................        95,017          --          55,488(4)
 Vice President, Sales
Jim Brennan...................       140,400          --                 --
 Vice President, Technology and
 Development
Felix J. Rosengarten..........       130,000          --           8,525(5)
 Vice President, Finance and
 Administration, and Chief
 Financial Officer

-------------

(1)David Angel's salary is currently $249,000, Carl Palmer's salary is currently $155,000, Ross Hayden's salary is currently $95,017, Jim Brennan's salary is currently $155,000 and Felix Rosengarten's salary is currently $155,000.

(2)Represents compensation in connection with the sale of the Company's stock issued upon the exercise of stock options in the amount of $213,000 and payment for vacation accrued in excess of 20 days in the amount of $22,245.

(3) Represents compensation for relocation in the amount of $23,576.

(4)Represents compensation in connection with the sale of the Company's stock issued upon the exercise of stock options in the amount of $17,750 and commissions in the amount of $37,738.

(5)Represents payment for vacation accrued in excess of 20 days in the amount of $8,525.

Option Grants in 1996

  The following table sets forth certain information concerning the exercise of options by each of the Named Officers during 1996, including the aggregate amount of gain on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1996. Also reported are values of "in-the-money" options that represent the difference between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of December 31, 1996 ($7.375 per share), based on the closing price of the Company's stock on December 31, 1996. No stock appreciation rights were exercised during 1996, and no stock appreciation rights were outstanding at the end of the year.

  Aggregate Option Exercises in 1996 and Fiscal Year-End Option Values

                                                         Number of
                                                    Securities Underlying         Value of Unexercised
                                                    Unexercised Options           In-the-Money Options
                                                    at Fiscal Year-End(#)         at Fiscal Year-End
                                                    ---------------------         ------------------
                           Shares
                         Acquired on     Value
     Name                Exercise(#)  Realized(1)  Exercisable  Unexercisable   Exercisable   Unexercisable
     ----                -----------  -----------  -----------  -------------   -----------   -------------
David L. Angel.......      46,875      $540,781      65,972        199,361       $486,543       $1,470,287
Carl Palmer..........          --         $--          --           57,500          $--           $424,062
Ross Hayden..........       2,000       $23,750       8,750         49,894        $64,531         $367,968
Jim Brennan..........          --         $--          --           18,750          $--           $138,281
Felix J. Rosengarten.      10,000       $80,000      45,833         75,666       $338,018         $558,036

-----------
(1)"Value Realized" represents the fair market value of the shares of Common Stock underlying the options on the date of exercise based on the closing price of the Company's stock on the date of exercise.

 NEW PLAN BENEFITS

  The following table sets forth the grant of options received under the Incentive Plan, the Directors Plan and the Employee Stock Purchase Plan as of December 31, 1996 by (i) the Named Officers, (ii) all current executive officers as a group, (iii) all current directors who are not executive officers as a group, and (iv) all employees, including all officers who are not executive officers, as a group.

  The grants of options under the Incentive Plan are made at the discretion of the Board of Directors. Accordingly, future grants under the Incentive Plan are not determinable and have not been set forth in the table.


                                     Stock Purchase Plan(1)    Directors Plan(2)
                                     ----------------------    -----------------

                                        Purchase    Number    Purchase    Number
                                         Price        of       Price        of
  Name and Position                    (per share)  Shares  (per share)   Shares
  -----------------                    -----------  ------  -----------   ------
David L. Angel..........................    --        --         --         --
 Chairman and Chief Executive Officer
Carl Palmer.............................   $8.181     753        --         --
 Vice President, Engineering
Ross Hayden.............................   $8.537   1,113        --         --
 Vice President, Sales
Jim Brennan.............................   $8.529   1,619        --         --
 Vice President, Technology and
 Development
Felix J. Rosengarten....................   $8.556   1,601        --         --
 Vice President, Finance and
 Administration and Chief Financial
 Officer


All current executive officers as a group
 (8) persons.............................  $8.543   7.378        --         --
All current directors who are not
 executive officers as a group (3) persons    --      --       $8.375     15,000
All employees, including officers who
 are not executive officers, as a group..  $8.528  43,212        --         --

(1) Represents shares actually purchased under the Employee Stock Purchase Plan in 1996. Purchases under this plan are voluntary. Accordingly, future purchases under this plan are not determinable.

(2) Represents options actually granted under the Directors Plan in 1996. The grant of options under the Directors Plan is not discretionary. The exercise price of options to be granted in the future under the Directors Plan is unknown, as the exercise price is equal to fair market value on the date of grant.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to the Company, as of December 31, 1996, with respect to beneficial ownership of the Company's Common Stock by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each present director, (iii) each Named Officer and (iv) all executive officers and directors as a group.


                                                                      Shares Beneficially
                                                                             Owned (1)
                                                                      -------------------
        Name of Beneficial Owner                                        Number   Percent
        ------------------------                                        ------   -------
Frederick B. Bamber
     Technologies for Information & Publishing, L.P.(2)...............   561,708    5.9%
David L. Angel(3).....................................................   176,153    1.8%
Gene J. Flath(4)......................................................   106,974    1.1%
Felix J. Rosengarten(5)...............................................    89,030    *
Frederick L. Zieber(6)................................................    18,437    *
Jim Brennan(7)........................................................    14,187    *
Carl Palmer(8)........................................................    10,907    *
Ross Hayden(9)........................................................     7,764    *
All executive officers and directors as a group (12 persons)(10)...... 1,166,247    12.2%

----------------
 * less than 1%

 (1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 1997 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


(2)Mr. Bamber, a director of the Company, is a managing general partner of such partnership. The other managing general partners of the partnership are David
   A. Boucher and Thomas H. Grant. The managing general partners share voting and investment power over the shares held by the partnership. The address for Messrs. Bamber, Boucher and Grant and the partnership is One Cranberry Hill, Lexington, Massachusetts 02173. Also includes 14,062 shares subject to options exercisable within 60 days of March 31, 1997.

  (3) Includes 58,112 shares subject to options exercisable within 60 days of March 31, 1997. Mr. Angel is Chairman of the Board, Chief Executive Officer and a director of the Company.

(4) Includes 55,468 shares subject to options exercisable within 60 days of March 31, 1997. Mr. Flath is a director of the Company. The address for Mr. Flath is 1010 El Camino, Suite 300, Menlo Park, California 94025.

 (5) Includes 57,332 shares subject to options exercisable within 60 days of March 31, 1997. Mr. Rosengarten is Vice President, Finance and Administration, and Chief Financial Officer of the Company.

 (6) Includes 13,437 shares subject to options exercisable within 60 days of March 31, 1997. Mr. Zieber is a director of the Company. The address for Mr. Zieber is 1620 Old Oakland Road, D-207, San Jose, California 95131.

(7) Includes 12,187 shares subject to options exercisable within 60 days of March 31, 1997. Mr. Brennan is Vice President, Technology and Development, of the Company.

(8) Includes 9,167 shares subject to options exercisable within 60 days of March 31, 1997. Mr. Palmer is Vice President, Engineering, of the Company.

(9) Includes 7,714 shares subject to options exercisable within 60 days of March 31, 1997. Mr. Hayden is Vice President, Sales of the Company.

(10) Includes the shares  subject to options  stated to be included in footnotes
   (2),  (3), (4),  (5),  (6),  (7), (8) and (9) and 105,446  additional  shares subject to options exercisable within 60 days of March 31, 1997.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Since January 1, 1996, there have been no transactions or series of transactions involving more than $60,000 between the Company and any current executive officer, director, 5% beneficial owner of the Company's Common Stock or any member of the immediate family of any of the foregoing in which one or more of the foregoing individuals or entities had a material interest, except as indicated below and in "Executive Compensation" above.

  In January 1996, the Company entered into option amendment agreements with certain of the Company's officers and key employees that provide for the acceleration of vesting of options granted under the 1994 Plan and the 1987 Plan.

  In January 1996, the Company entered into employment agreements with certain of the Company's officers and the same key employees that provide for: (i) salary at their current rates; (ii) bonuses as determined by the Board of Directors; and (iii) the payment of severance pay equal to 2.5 times salary in the event (a) of any corporate reorganization or business combination that is not approved by the Board and in which the beneficial ownership of 50% or more of ISD's outstanding voting stock is transferred or (b) that a person or entity or group of persons or entities acquires 15% or more of the Company's outstanding stock pursuant to a tender or exchange offer that the Board does not recommend and that the shareholders of the Company accept or a change in the composition of the Company's Board of Directors by reason of a contested election.

                          PART IV

Item  14.  EXHIBITS,   FINANCIAL  STATEMENT  SCHEDULES  AND
REPORTS ON FORM 8-K.

(a)  1.  Financial Statements.

     The  following  financial  statements  and  Report  of  Independent  Public
Accounts  are   incorporated   by  reference  to  the  1995  Annual   Report  to
Shareholders:

                                                                     Page(s) in
                                                                  Annual Report
                                 to Stockholders
                                                                ---------------
Balance Sheets at December 31, 1996 and 1995.................         18
Statements of Operations for the years ended
 December 31, 1996, 1995, and 1994...........................         19
Statements of Stockholders' Equity for the years ended
 December 31, 1996, 1995, and 1994...........................         20
Statements of Cash Flows for the years ended
 December 31, 1996, 1995, and 1994...........................         21
Notes to Financial Statements................................         22
Report of Independent Public Accountants.....................         31

     2.  Financial Statement Schedules.

     The following financial statement schedule is filed as part of this Annual Report on Form 10-K.

                                   Page(s) in
                                                                Annual Report on
                     Description                                Form 10-K
                     -----------                                ---------

Schedule II - Valuation and Qualifying Accounts..............       F-1

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

     3.   Exhibits -
                                  INDEX TO EXHIBITS

        Exhibit
        Number            Exhibit Title
        ------            -------------
         3.01 -- Registrant's  Articles of Incorporation,  as amended to date(1)
         3.03 -- Registrant's  Bylaws, as amended to date(1) 3.04 -- Certificate of Determination specifying the terms of the
                  Series A  Participating  Preferred  Stock of the Registrant as
                  filed with the  California  Secretary of State on December 28,
                  1995(2)
         4.01 -- Form of Specimen  Certificate for Registrant's  Common Stock(1)
         4.02 -- Amended and Restated Registration Rights Agreement, dated as of July 8, 1991, as amended(1)
         4.03     -- Rights  Agreement  dated  December  28,  1995,  between the
                  Registrant  and the First  National Bank of Boston,  as Rights
                  Agent, and related documents(2)
        10.01 -- Registrant's 1987 Stock Option Plan, as amended, and related documents(3)
        10.02 -- Registrant's 1994 Equity Incentive Plan, as amended, and related documents(4)
        10.03 -- Registrant's 1994 Directors Stock Option Plan and related documents
        10.04 -- Registrant's 1994 Employee Stock Option Plan and related documents(1)
        10.05 -- Form of Indemnification Agreement entered into with each of
                  Registrant's directors and executive officers(1)
        10.08     -- Lease Agreement between  Registrant and Greylands  Business
                  Park,  Phase I dated August 24, 1994,  together  with Addendum dated July 25, 1995(1)
        10.09     -- Wafer  Foundry  Agreement  between  Registrant  and Samsung
                  Electronics  Co., Ltd., dated December 26, 1992 as amended(1), together with Amendment to Wafer Foundry Agreement Process and
                  Storage Cell Technology  License dated December 26, 1995(3) as of July 15, 1993, as amended(1)

        10.11     -- Distributor Agreement between Registrant and Sanyo Electric
                  Co., Ltd., dated October 29, 1991 with Addendum thereto(1)
        10.13 -- License Agreement between Registrant and Medtronic, Inc., dated
                  March 24, 1993(1)
        10.14 -- Development Agreement between Registrant and Medtronic, Inc., dated March 24, 1993(1)
        10.15 -- Supply Agreement between Registrant and Medtronic, Inc., dated
                  March 24, 1993(1)
        10.17     -- Acceptance,  Letter of Credit,  Loan and Security Agreement
                  between   Registrant  and  Union  Bank  dated  June  15,  1995
                  (includes related Summary Schedule)(1)
        10.21    -- Acceptance,  Letter of Credit,  Loan and Security Agreements
                 between  Registrant  and  Union  Bank  dated  August  31,  1995
                 (includes related Summary Schedules)(1)
        10.22     -- Agreement for Contract Manufacturing between Registrant and
                  Rohm Electronics, a Division of Rohm Corporation,  dated as of
                  November 27, 1995(3)
        10.23     -- Form of Employment Agreement dated January 19, 1996 between
                  Registrant  and all of the  Company's  executive  officers and certain key employees(5)
        10.24     -- Form of Amended and Restated Employment Agreement dated May
                  14,  1996  between  Registrant  and  certain of the  Company's executive officers(4)
        10.25     -- Form of Amended and  Restated  Employment  Agreement  dated
                  November  19,  1996  between  Registrant  and  certain  of the
                  Company's executive officers
        11.01 -- Statement of Computation of Earnings Per Share
        23.01 -- Consent of Arthur Andersen LLP, Independent Public Accountants
     ----------

     (1) Incorporated by reference to the exhibit of the same number filed with Registrant's Form S-1 Registration Statement (File No. 33-94852).

     (2) Incorporated by reference to the exhibit of the same number filed with Registrant's Form 8-K filed on or about January 5, 1996.

     (3) Incorporated by reference to the exhibit of the same number filed with Registrant's Annual Report on Form 10-K for the year ended December
          31, 1995.

     (4) Incorporated by reference to the exhibit of the same number filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June
          30, 1996.

     (5) Incorporated by reference to the exhibit of the same number filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March
          31, 1996.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

(c) The exhibits required by this Item are listed under Item 14 (a) 3 above.

(d) The financial statement schedule required by this Item is listed under Item 14 (a) 2 above.

                                  SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             INFORMATION STORAGE DEVICES, INC.

                    By:  /S/DAVID L. ANGEL
                         -------------------
                         David L. Angel
                         Chairman of the
                         Board and Chief
                         Executive Officer

                    Date:March 21, 1997



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities an on the dates indicated.



Signature                     Title                             Date
---------                     -----                             ----


/S/ DAVID L. ANGEL            Chairman of the Board,            March 21, 1997
                              Chief Executive Officer
------------------------      and Director
David L. Angel                (Principle Executive Officer)


/S/ FELIX J. ROSENGARTEN      Vice President, Finance           March 21, 1997
                              and Administration, and
------------------------      Chief Financial Officer
Felix J. Rosengarten          (Principle Financial Officer)


/S/  FREDERICK B. BAMBER      Director                          March 21, 1997
------------------------
Frederick B. Bamber


/S/ EUGENE J. FLATH           Director                          March 21, 1997
------------------------
Eugene J. Flath


/S/ FREDERICK L. ZIEBER       Director                          March 21, 1997
------------------------
Frederick L. Zieber

                                  EXHIBIT 11.01


                    INFORMATION STORAGE DEVICES, INC.

             Statement of Computation of Earnings Per Share

                 (in thousands, except per share amounts)





                                   Years Ended
                                  December 31,
                                                         -------------------

                                                       1996      1995     1994
                                                      ------    ------   ------

Net income (loss)                                    ($8,971)   $5,812   $4,021
                                                     ========   ======   ======
Weighted average common stock outstanding               9,788    8,303    1,145
Common stock equivalents:
     Convertible preferred stock                           --       --    4,591
     Stock options                                         --      733      268
     Warrants                                              --       48       41
     Shares required to be included
      under SAB 83                                         --       --      340
                                                       ------   ------   ------
Total shares used in computing net income (loss)
 per share                                              9,788    9,084    6,385
                                                       ======   ======   ======
Net income (loss) per share                            ($.92)     $.64   $  .63
                                                       ======   ======   ======


                                   Schedule II




                                  INFORMATION STORAGE DEVICES, INC.

                                  VALUATION AND QUALIFYING ACCOUNTS
                                             (in thousands)


                                                         Additions
                                        Balance at     Charged to Costs                 Balance at
Description                          Beginning of Year   and Expenses     Deductions    End of Year
-----------                          -----------------   ------------     ----------    -----------
Year ended December 31, 1994
 Allowance for doubtful accounts.....      $ 213            $  11             $(148)         $76

Year ended December 31, 1995
 Allowance for doubtful accounts.....      $  76            $ 210             $ (11)       $ 275

Year ended December 31, 1996
 Allowance for doubtful accounts.....      $ 275            $ 325             $ --         $ 600
     Allowance for

                         INFORMATION STORAGE DEVICES, INC.

                         1994 DIRECTORS STOCK OPTION PLAN

                          As Adopted September 12, 1994
                        As Amended Through March 21, 1996


         1. Purpose. This 1994 Directors Stock Option Plan (this "Plan") is established to provide equity incentives for nonemployee members of the Board of Directors of Information Storage Devices, Inc. (the "Company"), who are described in Section 6.1 below, by granting such persons options to purchase shares of stock of the Company.

         2. Adoption and Shareholder Approval. This Plan shall become effective on the closing of the first registration of the Company's Common Stock for sale to the public under the Securities Act (the "Effective Date"). This Plan shall be approved by the shareholders of the Company, consistent with applicable laws, within twelve (12) months after the date this Plan is adopted by the Board of Directors of the Company (the "Board"). Options ("Options") may be granted under this Plan after the Effective Date provided that, in the event that shareholder approval is not obtained within the time period provided herein, this Plan, and all Options granted hereunder, shall terminate. No Option that is issued as a result of any increase in the number of shares authorized to be issued under this Plan shall be exercised prior to the time such increase has been approved by the shareholders of the Company and all such Options granted pursuant to such increase shall similarly terminate if such shareholder approval is not obtained. So long as the Company is subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the Company will comply with the requirements of Rule 16b-3 with respect to shareholder approval.

         3. Types of Options and Shares. Options granted under this Plan shall be nonqualified stock options ("NQSOs"). The shares of stock that may be purchased upon exercise of Options granted under this Plan (the "Shares") are shares of the Common Stock of the Company.

         4. Number of Shares. The maximum number of Shares that may be issued pursuant to Options granted under this Plan is 120,000 Shares, subject to adjustment as provided in this Plan. If any Option is terminated for any reason without being exercised in whole or in part, the Shares thereby released from such Option shall be available for purchase under other Options subsequently granted under this Plan. At all times during the term of this Plan, the Company shall reserve and keep available such number of Shares as shall be required to satisfy the requirements of outstanding Options under this Plan.

         5. Administration. This Plan shall be administered by the Board or by a committee of not less than two members of the Board appointed to administer this Plan (the "Committee"). As used in this Plan, references to the Committee shall mean either such Committee or the Board if no Committee has been established. The interpretation by the Committee of any of the provisions of this Plan or any Option granted under this Plan shall be final and binding upon the Company and all persons having an interest in any Option or any Shares purchased pursuant to an Option.

         6.     Eligibility and Award Formula.

                6.1 Eligibility. Options may be granted only to directors of the Company who are not employees of the Company or any Parent, Subsidiary or Affiliate of the Company, as those terms are defined in Section 17 below (each an "Optionee").

                6.2 Initial Grant. Each Optionee who on or after the Effective Date becomes a member of the Board will automatically be granted an Option for 7,500 Shares (the "Initial Grant"). Initial Grants shall be made on the date such Optionee first joins the Board.

                6.3 Succeeding Grants. Each year following the effective date of the amendment to this Plan giving effect hereto ("Amendment Effective Date") on January 1 of such year, if the Optionee is still a member of the Board, the Optionee will automatically be granted an Option for 7,500 Shares (the "Succeeding Grant").

                6.4 Maximum Shares. The maximum number of Shares that may be issued to any one Optionee under this Plan is 30,000. No grant will be made if such grant will cause the number of Shares issued or subject to outstanding Options under this Plan to exceed the number specified in Section 4 above.

         7. Terms and Conditions of Options. Subject to the following and to Section 6 above:

                7.1 Form of Option Grant. Each Option granted under this Plan shall be evidenced by a written Stock Option Grant ("Grant") in such form (which need not be the same for each Optionee) as the Committee shall from time to time approve, which Grant shall comply with and be subject to the terms and conditions of this Plan.

                7.2 Vesting. Options granted under this Plan shall be exercisable as they vest. The date an Optionee receives an Initial Grant or a Succeeding Grant is referred to in this Plan as the "Start Date" for such Option. Except as otherwise provided in this Section 7.2, each Initial Grant granted prior to the Amendment Effective Date will fully vest as to twenty-five percent (25%) of the Shares at the end of each full year following the Start Date, so long as the Optionee continuously remains a director of the Company. Except as otherwise provided in this Section 7.2, each Succeeding Grant granted prior to the Amendment Effective Date will vest as to twenty-five percent (25%) of the Shares at the end of each full year following the Start Date, so long as the Optionee continuously remains a director of the Company. Except as otherwise provided in this Section 7.2, each Initial Grant or Succeeding Grant granted following the Amendment Effective Date will vest ratably at the end of each of the twelve months following the Start Date and will be fully vested on the first anniversary of the Start Date, so long as the Optionee continuously remains a director of the Company until each such first anniversary. Any Initial Grant or Succeeding Grant made during the calendar year of 1996 will vest fully on December 31, 1996, with options vesting monthly following the Start Date.

                7.3 Exercise Price. The exercise price of an Option shall be the Fair Market Value (as defined in Section 17.4) of the Shares, at the time that the Option is granted.

                7.4 Termination of Option. Except as provided below in this Section, each Option shall expire ten (10) years after the Start Date (the "Expiration Date"). The Option shall cease to vest if the Optionee ceases to be a member of the Board. The date on which the Optionee ceases to be a member of the Board shall be referred to as the "Termination Date". An Option may be exercised after the Termination Date only as set forth below:

                      (a) Termination Generally. If the Optionee ceases to be a member of the Board for any reason except death or disability, each Option, to the extent (and only to the extent) that it would have been exercisable by the Optionee on the Termination Date, may be exercised by the Optionee within three (3) months after the Termination Date, but in no event later than the Expiration Date.

                      (b) Death or Disability. If the Optionee ceases to be a member of the Board because of the death of the Optionee or the disability of the Optionee within the meaning of Section 22(e)(3) of the Internal Revenue Code of 1986, as amended (the "Code"), each Option, to the extent (and only to the extent) that it would have been exercisable by the Optionee on the Termination Date, may be exercised by the Optionee (or the Optionee's legal representative) within twelve (12) months after the Termination Date, but in no event later than the Expiration Date.

         8.     Exercise of Options.

                8.1 Notice. Options may be exercised only by delivery to the Company of an exercise agreement in a form approved by the Committee stating the number of Shares being purchased, the restrictions imposed on the Shares and such representations and agreements regarding the Optionee's investment intent and access to information as may be required by the Company to comply with applicable securities laws, together with payment in full of the exercise price for the number of Shares being purchased.

                8.2 Payment. Payment for the Shares may be made (a) in cash or by check; (b) by surrender of shares of Common Stock of the Company that have been owned by the Optionee for more than six (6) months (and which have been paid for within the meaning of SEC Rule 144 and, if such shares were purchased from the Company by use of a promissory note, such note has been fully paid with respect to such shares) or were obtained by the Optionee in the open public market, having a Fair Market Value equal to the exercise price of the Option;
(c) by waiver of compensation due or accrued to the Optionee for services rendered; (d) provided that a public market for the Company's stock exists, through a "same day sale" commitment from the Optionee and a broker-dealer that is a member of the National Association of Securities Dealers (a "NASD Dealer") whereby the Optionee irrevocably elects to exercise the Option and to sell a portion of the Shares so purchased to pay for the exercise price and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the exercise price directly to the Company; (e) provided that a public market for the Company's stock exists, through a "margin" commitment from the Optionee and a NASD Dealer whereby the Optionee irrevocably elects to exercise the Option and to pledge the Shares so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the exercise price, and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the exercise price directly to the Company; or (f) by any combination of the foregoing.

                8.3 Withholding Taxes. Prior to issuance of the Shares upon exercise of an Option, the Optionee shall pay or make adequate provision for any federal or state withholding obligations of the Company, if applicable.

                8.4  Limitations  on  Exercise.   Notwithstanding  the  exercise
periods set forth in the Grant, exercise of an Option shall always be subject to the following limitations:

                      (a) An Option shall not be exercisable until such time as the Plan or, in the case of Options granted pursuant to an amendment to the number of shares that may be issued pursuant to the Plan, the amendment has been approved by the shareholders of the Company in accordance with Section 15 hereof.

                      (b) An Option shall not be exercisable unless such exercise is in compliance with the Securities Act, and all applicable state securities laws, as they are in effect on the date of exercise.

                      (c) The Committee may specify a reasonable minimum number of Shares that may be purchased on any exercise of an Option, provided that such minimum number will not prevent the Optionee from exercising the full number of Shares as to which the Option is then exercisable.

         9. Nontransferability of Options. During the lifetime of the Optionee, an Option shall be exercisable only by the Optionee or by the Optionee's guardian or legal representative, unless otherwise permitted by the Committee. No Option may be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of descent and distribution.

         10. Privileges of Stock Ownership. No Optionee shall have any of the rights of a shareholder with respect to any Shares subject to an Option until the Option has been validly exercised. No adjustment shall be made for dividends or distributions or other rights for which the record date is prior to the date of exercise, except as provided in this Plan. The Company shall provide to each Optionee a copy of the annual financial statements of the Company, at such time after the close of each fiscal year of the Company as they are released by the Company to its shareholders.

         11. Adjustment of Option Shares. In the event that the number of outstanding shares of Common Stock of the Company is changed by a stock dividend, stock split, reverse stock split, combination, reclassification or similar change in the capital structure of the Company without consideration, the number of Shares available under this Plan and the number of Shares subject to outstanding Options and the exercise price per share of such Options shall be proportionately adjusted, subject to any required action by the Board or shareholders of the Company and compliance with applicable securities laws; provided, however, that no certificate or scrip representing fractional shares shall be issued upon exercise of any Option and any resulting fractions of a Share shall be rounded up to the nearest Share.

         12. No Obligation to Continue as Director. Nothing in this Plan or any Option granted under this Plan shall confer on any Optionee any right to continue as a director of the Company.

         13. Compliance With Laws. The grant of Options and the issuance of Shares upon exercise of any Options shall be subject to and conditioned upon compliance with all applicable requirements of law, including without limitation compliance with the Securities Act, compliance with all other applicable state securities laws and compliance with the requirements of any stock exchange or national market system on which the Shares may be listed. The Company shall be under no obligation to register the Shares with the SEC or to effect compliance with the registration or qualification requirement of any state securities laws, stock exchange or national market system.

         l4. Acceleration of Options. In the event of a dissolution or liquidation of the Company, a merger in which the Company is not the surviving corporation, the sale of substantially all of the assets of the Company, or any other transaction which qualifies as a "corporate transaction" under Section 424 of the Code wherein the shareholders of the Company give up all of their equity interest in the Company, the vesting of all options granted pursuant to the Plan will accelerate and the options will become exercisable in full prior to the consummation of such event at such times and on such conditions as the Committee determines.

         15. Amendment or Termination of Plan. The Committee may at any time terminate or amend this Plan but not the terms of any outstanding option;
provided, however, that the Committee shall not, without the approval of the shareholders of the Company, increase the total number of Shares available under this Plan (except by operation of the provisions of Sections 4 and 11 above) or change the class of persons eligible to receive Options. Further, the provisions in Sections 6 and 7 of this Plan shall not be amended more than once every six
(6) months, other than to comport with changes in the Code, the Employee Retirement Income Security Act or the rules thereunder. In any case, no amendment of this Plan may adversely affect any then outstanding Options or any unexercised portions thereof without the written consent of the Optionee.

         16. Term of Plan. Options may be granted pursuant to this Plan from time to time within a period of ten (10) years from the date this Plan is adopted by the Board.

         17. Certain Definitions. As used in this Plan, the following terms shall have the following meanings:

                17.1 "Parent" means any corporation (other than the Company) in an unbroken chain of corporations ending with the Company if, at the time of the granting of the Option, each of such corporations other than the Company owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

                17.2 "Subsidiary" means any corporation (other than the Company) in an unbroken chain of corporations beginning with the Company if, at the time of granting of the Option, each of the corporations other than the last corporation in the unbroken chain owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

                17.3 "Affiliate" means any corporation that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, another corporation, where "control" (including the terms "controlled by" and "under common control with") means the possession, direct or indirect, of the power to cause the direction of the management and policies of the corporation, whether through the ownership of voting securities, by contract or otherwise.

                17.4 "Fair Market Value" shall mean, as of any date, the value of a share of the Company's Common Stock determined by the Board in its sole discretion, exercised in good faith; provided, however, that where there is a public market for the Common Stock, the Fair Market Value per share shall be the average of the closing bid and asked prices of the Common Stock on the last trading day prior to the date of determination as reported in The Wall Street Journal (or, if not so reported, as otherwise reported by the Nasdaq Stock Market) or, in the event the Common Stock is listed on a stock exchange or on the Nasdaq National Market, the Fair Market Value per share shall be the closing price on the exchange or on the Nasdaq National Market on the last trading date prior to the date of determination as reported in The Wall Street Journal.

                         INFORMATION STORAGE DEVICES, INC.

                    DIRECTORS NONQUALIFIED STOCK OPTION GRANT



Optionee:                                 ______________________________________

Address:                                  ______________________________________
                                          --------------------------------------

Total Shares Subject to Option:          _________________7,500_________________

Exercise Price Per Share:                 ______________________________________

Date of Grant:                            ______________________________________

Expiration Date:                          ______________________________________


         1. Grant of Option. Information Storage Devices, Inc., a California corporation (the "Company"), has granted to the optionee named above ("Optionee") an option (this "Option") to purchase the total number of shares of Common Stock of the Company set forth above (collectively, the "Shares") at the exercise price per share set forth above (the "Exercise Price"), subject to all of the terms and conditions of this Grant and the Company's 1994 Directors Stock Option Plan, as amended to the date hereof (the "Plan"). Unless otherwise defined herein, capitalized terms used herein shall have the meanings ascribed to them in the Plan.

         2. Exercise and Vesting of Option. Subject to the terms and conditions of the Plan and this Grant, this Option shall be exercisable as it vests. Subject to the terms and conditions of the Plan and this Grant, this Option (if granted on or after January 1, 1997) shall vest ratably at the end of each of the twelve months following the date of grant and will be fully vested at the end of the first full year following the date of grant so long as the Optionee continuously remains a member of the Board of Directors of the Company (a "Board Member").

         3. Restriction on Exercise. This Option may not be exercised unless such exercise is in compliance with the 1933 Securities Act, and all applicable state securities laws, as they are in effect on the date of exercise, and the requirements of any stock exchange or national market system on which the Company's Common Stock may be listed at the time of exercise. Optionee understands that the Company is under no obligation to register, qualify or list the Shares with the SEC, any state securities commission or any stock exchange or national market system to effect such compliance.

         4. Termination of Option. Except as provided below in this Section, this Option shall terminate and may not be exercised if Optionee ceases to be a Board Member. The date on which Optionee ceases to be a Board Member shall be referred to as the "Termination Date."

                4.1 Termination Generally. If Optionee ceases to be a Board Member for any reason except death or disability, this Option, to the extent (and only to the extent) that it would have been exercisable by Optionee on the Termination Date, may be exercised by Optionee within three (3) months after the Termination Date, but in no event later than the Expiration Date.

                4.2 Death or Disability. If Optionee ceases to be a Board Member because of the death of Optionee or the disability of Optionee within the meaning of Section 22(e)(3) of the Code, this Option, to the extent (and only to the extent) that it would have been exercisable by Optionee on the Termination Date, may be exercised by Optionee (or Optionee's legal representative) within twelve (12) months after the Termination Date, but in no event later than the Expiration Date.

         5.     Manner of Exercise.

                5.1 Exercise Agreement. This Option shall be exercisable by delivery to the Company of an executed written Directors Stock Option Exercise Agreement in the form attached hereto as Exhibit A, or in such other form as may be approved by the Committee, which shall set forth Optionee's election to exercise some or all of this Option, the number of Shares being purchased, any restrictions imposed on the Shares and such other representations and agreements as may be required by the Company to comply with applicable securities laws.

                5.2 Payment. Payment for the Shares may be made (a) in cash or by check; (b) by surrender of shares of Common Stock of the Company that have been owned by Optionee for more than six (6) months (and which have been paid for within the meaning of SEC Rule 144 and, if such shares were purchased from the Company by use of a promissory note, such note has been fully paid with respect to such shares) or were obtained by the Optionee in the open public market, having a Fair Market Value equal to the Exercise Price of the Option;
(c) by waiver of compensation due or accrued to Optionee for services  rendered;
(d) provided that a public market for the Company's stock exists, through a "same day sale" commitment from the Optionee and a broker-dealer that is a member of the National Association of Securities Dealers (a "NASD Dealer") whereby the Optionee irrevocably elects to exercise the Option and to sell a portion of the Shares so purchased to pay for the Exercise Price and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the Exercise Price directly to the Company; (e) provided that a public market for the Company's stock exists, through a "margin" commitment from the Optionee and a NASD Dealer whereby the Optionee irrevocably elects to exercise the Option and to pledge the Shares so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the Exercise Price, and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the Exercise Price directly to the Company; or (f) by any combination of the foregoing.

                5.3 Withholding Taxes. Prior to the issuance of the Shares upon exercise of this Option, Optionee shall pay or make adequate provision for any applicable federal or state withholding obligations of the Company.

                5.4 Issuance of Shares. Provided that such notice and payment are in form and substance satisfactory to counsel for the Company, the Company shall cause the Shares to be issued in the name of Optionee or Optionee's legal representative. To enforce any restrictions on Optionee's Shares, the Committee may require Optionee to deposit all certificates, together with stock powers or other instruments of transfer approved by the Committee appropriately endorsed in blank, with the Company or an agent designated by the Company to hold in escrow until such restrictions have lapsed or terminated, and the Committee may cause a legend or legends referencing such restrictions to be placed on the certificates.

         6. Nontransferability of Option. During the lifetime of the Optionee, this Option shall be exercisable only by Optionee or by Optionee's guardian or legal representative, unless otherwise permitted by the Committee. No Option may be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of descent and distribution.

         7. Interpretation. Any dispute regarding the interpretation of this Grant shall be submitted by Optionee or the Company to the Committee that administers the Plan, which shall review such dispute at its next regular meeting. The resolution of such a dispute by the Committee shall be final and binding on the Company and on Optionee. Nothing in the Plan or this Grant shall confer on Optionee any right to continue as a Board Member.

         8. Entire Agreement. The Plan and the Directors Stock Option Exercise Agreement are incorporated herein by this reference. This Grant, the Plan and the Directors Stock Option Exercise Agreement constitute the entire agreement of the parties hereto and supersede all prior undertakings and agreements with respect to the subject matter hereof.



                           INFORMATION STORAGE DEVICES, INC.

                         By:  ________________________________________________

                         Name: _______________________________________________

                         Title:  _____________________________________________



                               ACCEPTANCE

         Optionee hereby acknowledges receipt of a copy of the Plan, represents that Optionee has read and understands the terms and provisions thereof, and accepts this Option subject to all the terms and conditions of the Plan and this Grant. Optionee acknowledges that there may be adverse tax consequences upon exercise of this Option or disposition of the Shares and that Optionee should consult a qualified tax advisor prior to such exercise or disposition.



                                       ---------------------------------
                                                   Optionee

                                    Exhibit A


                    DIRECTORS STOCK OPTION EXERCISE AGREEMENT

                                    Exhibit A
                       INFORMATION STORAGE DEVICES, INC.
                        1994 DIRECTORS STOCK OPTION PLAN
                   DIRECTORS STOCK OPTION EXERCISE AGREEMENT
                   -----------------------------------------
I hereby elect to purchase the number of shares of common stock as set forth below:

Optionee:                                           Number of Shares Purchased:
Social Security Number:                               Purchase Price per Share:
Address:                                              Aggregate Purchase Price:
                                                    Date of Stock Option Grant:
Type of Stock Option:Nonqualified                Exact Name of Title to Shares:
                     Stock Option


         Optionee hereby delivers to the Company the Aggregate Purchase Price, to the extent permitted in the Directors Nonqualified Stock Option Grant as follows (check as applicable and complete):

[   ]    in cash (by check) in the amount of $__________________, receipt of which is acknowledged by the Company;

[   ]    by  delivery  of  ___________  fully-paid,  nonassessable  and vested shares of the common stock of the Company owned by Optionee for at least six (6) months prior to the date hereof (and which have been paid for within the meaning of SEC Rule 144), or obtained by Optionee in the open public market, and owned free and clear of all liens, claims, encumbrances or security interests, valued at the current Fair Market Value of $_________ per share;

[   ]    by the waiver hereby of compensation due or accrued to Optionee for services rendered in the amount of $______________________;

[   ]    through  a  "same-day-sale"  commitment,  delivered  herewith,  from
         Optionee  and  the  NASD  Dealer  named  therein,   in  the  amount  of
         $___________________; or

[   ]    through a "margin" commitment, delivered herewith from Optionee and the
         NASD Dealer named therein, in the amount of $---------------------.

         Market Standoff Agreement. Optionee agrees in connection with any registration of the Company's securities that, upon the request of the Company or the underwriters managing any public offering of the Company's securities, Optionee will not sell or otherwise dispose of any Shares without the prior written consent of the Company or such underwriters, as the case may be, for such period of time from the effective date of such registration as the Company or the underwriters may specify for the Company's officers and directors.

         Tax Consequences. OPTIONEE UNDERSTANDS THAT OPTIONEE MAY SUFFER ADVERSE TAX CONSEQUENCES AS A RESULT OF OPTIONEE'S PURCHASE OR DISPOSITION OF THE SHARES. OPTIONEE REPRESENTS THAT OPTIONEE HAS CONSULTED WITH ANY TAX CONSULTANT(S) OPTIONEE DEEMS ADVISABLE IN CONNECTION WITH THE PURCHASE OR DISPOSITION OF THE SHARES AND THAT OPTIONEE IS NOT RELYING ON THE COMPANY FOR ANY TAX ADVICE.

         Entire Agreement. The Plan and Directors Nonqualified Stock Option Grant are incorporated herein by reference. This Agreement, the Plan and the Directors Nonqualified Stock Option Grant constitute the entire agreement of the parties and supersede in their entirety all prior undertakings and agreements of the Company and Optionee with respect to the subject matter hereof, and is governed by California law except for that body of law pertaining to conflict of laws.


Date:
                                      Signature of Optionee

Spouse's Consent



         I acknowledge that I have read the Directors Stock Option Exercise Agreement (the "Agreement") and that I know its contents. I am aware that by the Agreement's provisions my spouse (the "Optionee") agrees to sell the Number of Shares Purchased (as provided for in the Agreement and hereinafter referred to as "Shares"), including any community property interest I may have, on the occurrence of certain events. I hereby consent to the sale, approve the provisions of the Agreement and agree that these Shares and any interest I may have in them are subject to the provisions of the Agreement. I will take no action at any time to hinder operation of the Agreement on these Shares or any interest I may have in them.


Spouse of Optionee


__________________________________        Date:____________________________


___________________________________       Date:____________________________
Optionee's Name

[Employee Name]

November 19, 1996
Amended and Restated Employment Agreement
Page 5





                                                      Exhibit 10.25


                                 [ISD LETTERHEAD]

                                November 19, 1996



[EMPLOYEE NAME]
[EMPLOYEE ADDRESS]

                  Re:  Amended and Restated Employment Agreement With ISD

Dear [NAME]:  (See Attached Schedule)

         This letter will set forth the binding agreement of employment (the "Agreement"), effective as of November 19, 1996 (the "Effective Date"), between you and Information Storage Devices, Inc., a California corporation ("ISD"). This letter amends and restates in its entirety that certain letter agreement signed by you and ISD dated January 19, 1996 regarding your employment with ISD.

         1.  EMPLOYMENT AND DUTIES.  During the  Employment  Term, as defined in
Section 3 below, you will serve as (See Section Schedule) of ISD. You will have such duties and authority as are customary for, and commensurate with such position, including ___________________________________, and such other reasonable duties and authority as the Board of Directors of ISD (the "Board") prescribes from time to time, and you will comply with all reasonable and good faith policies and directives of the Board in connection therewith.

         2.       COMPENSATION.

                  (a) Salary. For your services hereunder, ISD will pay as salary to you the amount of $(See Attached Schedule) per month during the Employment Term, as defined in Section 3 below, prorated for any partial month. Such salary will be paid in conformity with ISD's normal payroll period. Your salary will be reviewed by the Board from time to time at its discretion, and you will receive such salary increases, if any, as the Board in its sole discretion determines.

                  (b) Bonus. In addition to the salary set forth in Section 2(a) hereof, you will be eligible starting in fiscal 1997, for an annual bonus pursuant to a formula, and determined in accordance with criteria, in each case to be established by the Board and/or its Compensation Committee, which formula and criteria will be communicated to you in writing reasonably in advance of the commencement of the performance period to which such bonus will relate.

                  (c) Other Benefits. You will be entitled to participate in and receive benefits under ISD's standard benefits plans as in effect from time to time, including medical insurance, sick leave, and vacation time, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and ISD policies.

                  (d) Expenses. During the term of your employment hereunder, you will be entitled to receive prompt reimbursement from ISD for all reasonable business-related expenses incurred by you, in accordance with ISD's policies and procedures as in effect from time to time, provided that you will properly account for such business expenses in accordance with ISD's policy.

                  (e) Deductions and Withholding. All amounts payable or which become payable under any provision of this Agreement will be subject to any deductions authorized in writing by you and any deductions and withholdings required by law.

         3.       TERM OF EMPLOYMENT.

                  (a) Term. This Agreement will continue in full force and effect from and including the Effective Date through and including December 31, 1998, and thereafter will continue for successive one-year periods unless sooner terminated or extended as hereinafter provided (the period from the Effective Date through the end of the then-current period referred to herein as the "Employment Term").

                  (b) Termination At End Of Then-Current Two Year Period. This Agreement, and the Employment Term, may be terminated at the end of any then-current two or one year period as described in Section 3(a) hereof, whether the initial two-year period or subsequent one-year periods, by written notice by either party to the other given no later than three (3) months prior to the end of such then-current one-year period.

                  (c) Termination By You. You may terminate this Agreement at any time by giving ISD written notice of your resignation at least thirty (30) days in advance, provided that no such advance notice will be required if you voluntarily terminate this Agreement as a result of occurrence of a Constructive Termination Event, as described in Section 4(b) hereof.

                  (d) Termination for Cause. This Agreement may be terminated by ISD prior to the expiration of the Employment Term solely for Cause immediately upon delivery of written notice to you of such termination. For purposes of this Agreement, "Cause" means, in each case as determined in good faith by the Board, your (i) personal dishonesty, willful misconduct, or breach of fiduciary duty involving personal profit, and/or (ii) willful violation of any felony law, and/or (iii) willful breach of a material provision of this Agreement after written notice, in reasonable detail as the alleged breach, has been given to you by the Board and you have had a reasonable opportunity to cure such breach.

                  (e) Termination Due to Death or Disability. Your employment hereunder will terminate immediately upon your death. In the event that by reason of injury, illness or other physical or mental impairment you are (i) completely unable to perform your services hereunder for more than three consecutive months, or (ii) unable in the good faith judgment of the Board to perform your services hereunder for 50% or more of the normal working day throughout six consecutive months, then ISD may terminate your employment hereunder at the end of such three-month or six-month period, as applicable, by delivery to you of written notice of such termination, specifying the effective date of such termination.

                  (f) Termination Upon Closing of Corporate Transaction. This Agreement will terminate automatically upon the closing of a Corporate Transaction (as defined in Section 4(c) hereof) that occurs during the Employment Term.

         4.       PAYMENTS AND BENEFITS AFTER TERMINATION OF EMPLOYMENT.

                  (a) Termination For Death or Disability, or Voluntary Termination. Upon termination of your employment by ISD under Section 3(e) hereof for death or disability, or upon your voluntary termination of employment pursuant to Section 3(c) hereof (unless such voluntary termination is as a result of occurrence of a Constructive Termination Event, as described in
Section 4(b) hereof), all salary and benefits hereunder will cease immediately upon the date of such termination, and you will be paid, no later than the applicable time provided by law, all salary accrued and payable, and all benefits and bonus amount amounts accrued and payable under ISD policies relating thereto, as of the date of such termination.

                  (b) Termination By You As A Result of A Constructive Termination Event. If you voluntarily terminative your employment by ISD as a result of the occurrence of a Constructive Termination Event, as hereinafter defined (in which case your written notice to ISD of such voluntary termination will state that it is as a result of the occurrence of such Constructive Termination Event), you will be entitled to be paid an amount, as severance, equal to your annual salary hereunder as in effect immediately prior to the occurrence of such Constructive Termination Event, to be paid in six equal installments each paid on the date you otherwise would have been paid your salary had your employment continued. For purposes of this Agreement, a "Constructive Termination Event" will be deemed to have occurred at ISD's close of business on the fourteenth (14th) day after, and including, the first day, that any of the following actions is taken by ISD and such action is not reversed in full by ISD within such fourteen-day period unless prior to the expiration of such fourteen-day period you have otherwise agreed to the specific relevant event in writing: (i) your aggregate ISD benefits are materially reduced (as such reduction and materiality are determined by customary practice within the semiconductor industry within the State of California) below those in effect immediately prior to the effective date of such Constructive Termination Event, and such reduction is not applied as part of an overall reduction in benefits in which you are treated proportionally given your position, length of service, income and other customary relevant factors, and/or (ii) your duties and/or authority within ISD are materially decreased or increased from those in effect immediately prior to such Constructive Termination Event, in a way that is adverse to you, as such materiality and adverse nature is determined by customary practice within the semiconductor industry within the State of California and/or (iii) your title is changed to a title that, under customary practice within the semiconductor industry within the State of California, would be considered to be a lower-level title than your prior title, and/or (iv) you are required to perform your employment obligations with ISD (other than routine travel in the ordinary course of the ISD's business) at a location more than twenty-five (25) miles away from your principal place of work for ISD as such place of work was in effect immediately prior to the effective date of such Constructive Termination Event.

                  (c)      Termination on Closing of Corporate Transaction.

                           (i)      "Corporate Transaction" Defined.  For
purposes of this Section 4(c), a "Corporate Transaction" is defined as (i) a merger or acquisition in which ISD is not the surviving entity (except for a merger of ISD into a wholly-owned subsidiary, and except for a transaction the purpose of which is to change the State in which ISD is incorporated), (ii) the sale, transfer or other disposition of all or substantially all of the
assets  of  ISD  or  (iii)  any  other   corporate reorganization or business
combination, and in which the beneficial ownership of 50% or more of ISD's outstanding voting stock is transferred.

                           (ii)     Severance  Payment on  Closing  of Corporate
Transaction. Upon the closing of a Corporate Transaction, provided you are employed hereunder at the date of such closing, then unless you and ISD have agreed otherwise in writing, ISD will pay you, as a one-time, lump sum severance payment, an amount equal to two and one-half (2 1/2) times your annual salary hereunder as in effect immediately prior to such closing.

         5.       ACCELERATION OF OPTIONS.

                  (a)  Acceleration  of Options.  Subject to the  provisions  of
Section 5(b) hereof, immediately prior to the closing of a Corporate Transaction, the exerciseability of each option granted to you to purchase shares of ISD's Common Stock that is outstanding immediately prior to the closing of such Corporate Transaction, will be automatically accelerated so that each such option will, immediately prior to the closing date for the Corporate Transaction, become fully exerciseable with respect to the total number of shares issuable upon exercise thereof and may be exercised prior to the closing of such Corporate Transaction for all or any portion of such shares.

                  (b) Automatic Nullification of Acceleration Provisions Under Certain Conditions. Notwithstanding the provisions of Section 5(a) hereof, if ISD proposes to close a Corporate Transaction that requires, as a condition of such transaction, that such Corporate Transaction be accounted for as a pooling of interest, and if, solely as a result of the operation of the provisions of
Section 5(a) hereof (together with the operation of any equivalent provision of any written agreement or agreements entered into between ISD and any other of ISD's executive officers), such Corporate Transaction is, or on its closing will be, in the good faith judgment of the independent accountants of ISD and/or of the independent accountants of the other party or parties to such Corporate Transaction, which determination will be communicated in writing to ISD, prohibited from being accounted for as a pooling of interest, and that the nullification of the provisions of Section 5(a) would allow such Corporate Transaction to be accounted as a pooling of interests, then the provisions of
Section 5(a) hereof will be deemed to be nullified and void automatically upon delivery of such written determination to ISD, without any discretion on your part or on the part of ISD, and such options will not accelerate as provided in
Section 5(a) and instead will be exerciseable to the extent provided therein. If such Corporate Transaction does not close, then the provisions of Section 5(a) hereof will revive and apply again thereafter, subject still to the provisions of this Section 5(b).

         6. MISCELLANEOUS. This Agreement contains the entire understanding and agreement between the parties with respect to the subject matter hereof, and supersedes any and all prior agreements, negotiations and discussions between the parties hereto with respect to the subject matter covered hereby and may only be modified by an agreement in writing signed by ISD and you, and which states the intent of the parties to amend this Agreement. If any provision of this Agreement is held to be invalid or otherwise unenforceable, in whole or in part, the remainder of such provision and the remainder of this Agreement will be enforced to the fullest extent permitted by law. Neither this Agreement nor the rights or obligations hereunder will be assignable by you. ISD may assign this Agreement to any successor of ISD, and upon such assignment any such successor will be deemed substituted for ISD upon the terms and subject to the conditions hereof. This Agreement will be binding upon the successors and assigns of the parties hereof and upon your heirs, executors and administrators. This Agreement has been negotiated and executed in, and will be governed by and construed with the laws of, the State of California. Any notice, request, demand or other communication required or permitted hereunder will be deemed to be properly given when personally served in writing, or when deposited in the United States mail, postage prepaid, addressed to ISD at the address shown at the beginning of this letter, or to you at the address shown below, or by facsimile upon confirmation of receipt. Each party hereto may change its address by written notice in accordance with this Section 6.



                                                     Sincerely,

                                                     David L. Angel
                                                     Chairman and CEO
                                                     [FELIX J. ROSENGARTEN,
                                                     V.P. and CFO SIGNS
                                                     FOR DAVE ANGEL]

ACCEPTED AND AGREED:



[NAME]
Date signed: ___________________, 1996
Address:

Facsimile:

                         Information Storage Devices, Inc.

                       Schedule of Employment Agreement Terms



                            Position                       Salary
Name                        (Section 1)                    (Section 2(a))
----                        -----------                    --------------

David L. Angel              Chairman of the Board           $ 20,750
                            and CEO

Felix J. Rosengarten        Vice President, Finance and     $ 12,917
                            Administration, CFO

                                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incoporation of our report included (or incorporated by reference) in this Form 10-K into the Company's previously filed Registration Statement No. 33-90824 and No. 333-08037, on Form S-8.

                                                     ARTHUR ANDERSEN LLP

San Jose, California
March 20, 1997