Form 10-Q
period 1997-03-29
INFORMATION STORAGE DEVICES INC /CA/
filed 1997-05-08
CIK 932980

1997 Q1              Information Storage Devices, Inc.


                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 29, 1997

                                       OR

 [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from______ to______

                           Commission File No. 0-25502

                         INFORMATION STORAGE DEVICES, INC.
             (Exact name of registrant as specified in its charter)

                    California  77-0197173  (State  or other  jurisdiction  (IRS
             Employer of incorporation or organization) Identification No.)

                              2045 Hamilton Avenue
                               San Jose, CA 95125
           (Address of principal executive offices, including zip code)

                                 (408) 369-2400
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___.

As  of  March  29,  1997,  there  were  outstanding   9,606,107  shares  of  the
Registrant's Common Stock.

                       INFORMATION STORAGE DEVICES, INC.

                                      INDEX

Part I - Financial Information                                             Page
------------------------------                                             ----

Item 1.       Financial Statements

              Condensed Balance Sheets at December 31, 1996
              and March 29, 1997..............................................1

              Condensed Statements of Operations for the Three
              Months Ended March 30, 1996 and March 29, 1997..................2

              Condensed Statements of Cash Flows for the
              Three Months Ended March 30, 1996 and March 29, 1997............3

              Notes to Condensed Financial Statements.........................4

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................5

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risks..............................................8


Part II - Other Information
---------------------------

Item 6.       Exhibits and Reports on Form 8-K................................9


              Signatures......................................................9

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CONDENSED BALANCE SHEETS
                            ------------------------
                                 (In thousands)

                                                                 March 29,   December 31,
                                                                      1997           1996
                                                                      ----           ----
Assets

Current Assets:
     Cash and cash equivalents                                    $ 23,040       $ 21,927
     Short-term investments                                         29,126         33,617
     Accounts receivable, net                                        3,712          3,203
     Inventories                                                    10,634         10,059
     Other current assets                                            3,219          2,874
                                                                  --------       --------
          Total current assets                                      69,731         71,680
Net property and equipment                                           5,946          5,835
Patents and other assets, net                                        2,182          1,200
Long-term investments                                                  250            150
                                                                  --------       --------
Total Assets                                                      $ 78,109       $ 78,865
                                                                  ========       ========

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                             $  4,666       $  3,153
     Current portion of capitalized lease obligations                1,308          1,270
     Accrued liabilities                                             3,785            856
     Deferred revenue                                                1,593          1,299
                                                                  --------       --------
            Total current liabilities                               11,352          6,578
                                                                  --------       --------

Long-term Liabilities:
     Capitalized lease obligations, net of current portion           1,472          1,814
     Deferred rent                                                     172            172
                                                                  --------       --------
            Total long-term ities                                    1,644          1,986
                                                                  --------       --------

Shareholders' Equity:
     Common stock                                                   78,483         78,261
     Deferred compensation                                           (316)          (333)
     Retained earnings (deficit)                                  (13,057)        (7,657)
     Unrealized gain on investments                                      3             30
                                                                  --------       --------
            Total shareholders' equity                              65,113         70,301
                                                                  ========       ========
     Total liabilities and shareholders' equity                     78,109         78,865
                                                                  ========       ========

      The accompanying notes are an integral part of these balance sheets.

                    CONDENSED STATEMENTS OF OPERATIONS
                    ----------------------------------
                  (In thousands, except per share amounts)


                                                              Three Months Ended
                                                              ------------------

                                                             3/29/97     3/30/96
                                                             -------     -------

Net revenues                                                $  8,342    $ 12,335
Cost of goods sold                                             5,653       9,428
                                                            --------    --------
          Gross margin                                         2,689       2,907
                                                            --------    --------

Operating Expenses:
     Research and development                                  2,300       4,120
     In-process research and development (1)                   4,000          --
     Selling, general and administrative                       2,422       2,609
                                                            --------    --------
     Total operating expenses                                  8,722       6,729
                                                            --------    --------

Income (loss) from operations                                (6,033)     (3,822)
Interest and other income, net                                   636         781
                                                            --------    --------
     Income (loss) before income taxes                       (5,397)     (3,041)

Provision (benefit) for income taxes                              --     (1,064)
                                                            --------    --------
Net income (loss)                                           $(5,397)    $(1,977)
                                                            ========    ========

Earnings (loss) per share                                   $ (0.56)    $ (0.19)
                                                            ========    ========

Shares used in computing earnings per share                    9,589      10,235


(1) In Process R & D is as a result of the CompactSPEECH(TM) acquisition.

      The accompanying notes are an integral part of these statements.

                     CONDENSED STATEMENTS OF CASH FLOWS
                               (In thousands)



                                                                                 Three Months Ended
                                                                                 ------------------

                                                                                 3/29/97    3/30/96
                                                                                --------   --------
Cash flows from operating activities:
   Net income                                                                   $(5,397)   $(1,977)

   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities-----
       Depreciation and amortization                                                 651        597
       Amortization of investment discount                                            --         36
       Compensation costs related to stock and stock option grant                     17         49
       Changes in assets and liabilities-----
         Accounts receivable                                                       (509)        614
         Inventories                                                               (575)    (1,018)
         Prepaid expenses and other assets                                       (1,343)    (1,530)
         Accounts payable                                                          1,513        747
         Accrued liabilities and bonuses                                              78      (808)
         Deferred revenue                                                            294         69
         Other liabilities                                                         2,889       (19)
                                                                                --------   --------
              Net cash provided by operating activities                          (2,382)    (3,240)
                                                                                --------   --------

Cash flows from investing activities:
   Purchase of property and equipment                                              (719)      (620)
   Change in other assets                                                           (25)      (467)
   Purchase of investments                                                      (13,852)   (16,640)
   Proceeds from maturities of investments                                        18,311     37,395
   Purchase of long-term investments                                               (100)         --
                                                                                --------   --------
              Net cash provided by (used for) investing activities                 3,615     19,668
                                                                                --------   --------

Cash flows from financing activities:
   Proceeds from sale of common stock, net of issuance costs                         222        236
   Repurchase of common stock                                                         --    (7,938)
   Payments on capitalized lease obligations                                       (342)      (320)
                                                                                --------   --------
              Net cash provided by (used for) financing activities                 (120)    (8,022)
                                                                                --------   --------

Net increase in cash and cash equivalents                                          1,113      8,407
Cash and cash equivalents at beginning of period                                  21,927     29,202
                                                                                --------   --------
Cash and cash equivalents at end of period                                      $ 23,040   $ 37,609
                                                                                ========   ========


                The accompanying notes are an integral part of these statements.

Notes to Condensed Financial Statements

1.   Basis of Presentation:
     ----------------------

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996.

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Inventories:
     ------------

Inventories consist of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out basis) or market. The components of inventory are as follows (in thousands):

                                            March 29,    December 31,
                                                 1997            1996
                                            ---------    ------------

Work-in-process...................             $5,837          $6,157
Finished goods....................              4,797           3,902
                                               ------          ------
                                              $10,634         $10,059
                                              =======         =======

3.   Earnings Per Share:
     -------------------

Net income per share is computed using the weighted average number of shares of common stock, and dilutive common equivalent shares from stock options using the treasury stock method. Fully diluted net income per share is substantially the same as primary net income per share.

In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, (SFAS 128), "Earnings per Share," which is required to be adopted by the Company in its fourth quarter of fiscal 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings will be replaced with diluted earnings per share. Under basic earnings per share, the dilutive effect of stock options will be excluded. Under SFAS 128, basic earnings per share for the first quarter ended March 31, 1997 and 1996 would have been (0.56) and (0.19) per share, respectively. Diluted earnings per share is substantially the same as the reported primary earnings per share.

4.   Acquisitions
     ------------

At the end of March 1997, the Company acquired the CompactSPEECH product line from National Semiconductor for approximately $5.0 million in cash. As part of this acquisition, the Company also acquired certain rights to eight patents and access to speech recognition technology. The acquisition was accounted for as a purchase, and, as part of the acquisition, the Company expensed $4.0 million of the acquisition cost in the first quarter of 1997 as in-process research and development. Proforma information has not been presented as the results of operations of the acquired product line are not material to the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report includes forward looking statements that involve a number of risks and uncertainties. The following includes a discussion of factors that, among other factors, could cause actual results to differ materially. For reference and discussion, see also "Other Factors That May Affect Future Operating Results" on page 15 of the ISD 1996 Form 10-K filed with the Securities and Exchange Commission.

Overview

     ISD designs, develops, and markets integrated-circuit solutions based on innovative analog and digital technologies and mixed signal expertise. ISD's patented ChipCorder(R) and CompactSPEECH technologies enable solid state voice recording and playback applications in the communications, consumer, and industrial markets. These devices deliver industry leading voice quality, low power consumption, message retention without batteries, and the ability to rerecord up to 100,000 times - all on easy to use, cost effective integrated circuits.

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

     Although the Company believes that current capacity is adequate to meet the Company's current anticipated needs, there can be no assurance that the Company will be able to qualify additional foundry capacity or otherwise obtain needed quantities within expected time frames or at all. Moreover, in order to reduce future manufacturing costs, the Company is designing smaller die sizes with smaller geometry processes to increase the number of die produced on each wafer. Expected cost reductions from these conversions have not yet been realized, and there can be no assurance that the Company's foundries will achieve or maintain acceptable cost reductions, manufacturing yields, and process control in the future or that sudden declines in yields will not occur. Failures to improve, or fluctuations in, manufacturing yields and process controls, particularly at times when the Company is experiencing severe pricing pressures from its customers or its competitors, would have a material adverse effect on the Company's results of operations.

     In March 1997, the Company acquired the CompactSPEECH product line from National Semiconductor for approximately $5.0 million in cash. As part of this acquisition, the Company also acquired certain rights to eight patents and access to speech recognition technology. In addition, key CompactSPEECH engineers will join the Company's Israeli Development Center, as part of ISD Israel, Ltd., a wholly-owned subsidiary of ISD which was established in March 1997.

Results of Operations

     The following table sets forth, as a percentage of net revenues,  each line item in the Company's statements of operations for the periods indicated.


----------------------------------------------------------------------

                                               Three Months Ended

----------------------------------------------------------------------

                                                  3/29/97    3/30/96
                                                  -------    -------
Net revenues                                       100.0%     100.0%
Cost of net revenues                                67.8       76.4
          Gross margin                              32.2       23.6
Operating expenses:
     Research and development                       27.6       33.4
     In-process research and development            48.0         --
     Sales, general and administrative              29.0       21.2
          Total operating expenses                 104.6       54.6
          Income/(loss) from operations            (72.4)     (31.0)
Other income (expense), net                          7.6        6.4
Income (loss) before income taxes                   (0.6)     (24.6)
Provision (benefit) for income taxes                 0.0       (8.6)
          Net income (loss)                        -64.7%     -16.0%

----------------------------------------------------------------------

Net Revenues

     During the three months ended March 29, 1997, the Company's net revenues were principally derived from the sale of integrated circuits for voice recording and playback. Net revenues for the first quarter of 1997 were $8.3 million or 32% lower than the $12.3 million of net revenues for the first quarter of 1996. The decrease in net revenues was caused by lower than expected shipments in the communications market, the continued softness of the consumer market, and the effect of reduced prices on all existing ISD products.

     During the first quarter of 1997, sales to the Company's top ten customers accounted for 82% of net revenues compared to 65% in the first quarter of 1996. During the first quarter of 1997, the Company's top five customers were Motorola, Sequoia, Marubun, Nu-Horizons, and Matshusita. These customers accounted for 25%, 16%, 13%, 10% and 6% of first quarter net revenues, respectively. Sequoia, Marubun, and Nu-Horizons are distributors in Great Britain, Japan, and the United States, respectively. Sequoia's biggest customer was Panasonic, and Marubun's biggest customers were Casio, JVC, and Aiwa. The loss of, or significant reduction in purchases by, a current major customer would have a material adverse effect on the Company's financial condition and results of operations if the Company is unable to obtain the orders from new or other customers to offset such losses or reductions.

     The communications market in the first quarter of 1997 accounted for 72% of net revenues down from 75% for the first quarter of 1996. The consumer market remained very soft at 15% of net revenues compared to 20% of net revenues for the first quarter of 1996.

     The breakdown of net revenues by market segment for the first quarter of 1997 was 72% communications, 15% consumer, and 13% industrial. During the first quarter of 1996, the breakdown was approximately 75% communications, 20% consumer, and 5% industrial. The Company's communications customers represented products consisting primarily of telephone answering machines, cellular phones, pagers and personal handy phones. The Company's consumer customers in the first quarter of 1997 continued purchasing the Company's products primarily for use in personal memo recorders, cameras, photo frames, books, educational toys and novelties. The company anticipates that the consumer market may continue to be soft throughout the remainder of 1997. The failure of new applications or markets to develop, or the failure of existing markets, particularly the communications market, to continue to be receptive to the Company's products or to offset reduced revenues from the consumer market, could have a material adverse effect on the Company's business, financial condition, and results of operations.

     International sales for the first quarter of 1997 were 71%, compared to 56% for the first quarter of 1996. Sales to Asia were 38% in the first quarter of 1997, down from 46% in the first quarter of 1996, and sales to Europe were 32% in the first quarter of 1997, up from 10% in the first quarter of 1996. Sales to Japan accounted for 15% of total sales in the first quarter of 1997, down from 30% in the previous year. North American sales were 29% in the first quarter of 1997, down from 44% for the same period last year. The decrease in sales to Asia in 1997 is primarily a result of the softening in the consumer market, as mentioned above. Due to its reliance on export sales and its dependence on foundries outside the United States, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risk such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, and currency fluctuation, any of which could have a material effect on the Company's financial conditions or results of operations.

Gross Margin

     The Company's gross margin for the first quarter of 1997 was $2.7 million or 32% compared to $2.9 million or 23% gross margin for the first quarter of 1996. The improvement in margin reflects the increase in shipments of the higher margin ISD33000 product and the continued effort in manufacturing cost reduction. The Company expects to continue to experience declines in its average selling prices, which could adversely affect gross margins, particularly if higher yields and reduced costs are not achieved. Additionally, the Company expects that it could experience variations in gross margins as a result of shifts in product and customer mix.

Research and Development

     ISD's actual research and development expenses were $2.3 million or 28% of net revenues in the first quarter of 1997, compared to $4.1 million or 33% of net revenues in the same period of 1996. In the first quarter of 1997, the Company acquired the CompactSPEECH product line from National Semiconductor for approximately $5.0 million in cash. As part of this acquisition, the Company also acquired certain rights to eight patents and access to speech recognition technology. In addition, key CompactSPEECH engineers will join the Company's Israeli Development Center. The Company expensed $4.0 million of the acquisition cost in the first quarter of 1997 as in-process research and development. This increased the research and development expense to $6.3 million or 76% of net revenues for the first quarter of 1997. Research and development expenses for the first quarter of 1997 were actually 55% of last year's first quarter and 72% of the prior quarter. Research and development expenses are expected to increase as a result of the CompactSPEECH acquisition. However, there can be no assurance that new products will be successfully developed or achieve market acceptance, that yield problems will not arise in the future, or that the need to improve product yields might not recur with existing or new products or fabrication processes.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $2.4 million or 29% of net revenues in the first quarter of 1997, compared to $2.6 million or 21% of net revenues in the first quarter of 1996. Both selling expenses and general and administrative costs were flat or decreased when compared with last year's equivalent quarter and the previous quarter. Selling, general and administrative expenses are expected to increase as a result of the CompactSPEECH acquisition.

Other Income (Expense)

     Net other income was $0.6 million for the first quarter of 1997 compared to net other income of approximately $0.8 million for the same period of 1996. Net other income for 1997 primarily represents interest income earned on the proceeds of the Company's initial and secondary public offerings of common stock.

Provision for Income Taxes

     Due to the loss incurred in the first quarter of 1997, the company has shown no income tax provision. In the first quarter of 1996, the company showed an income tax benefit of approximately $1 million. This benefit was reversed in the third quarter of 1996.

Liquidity and Capital Resources

     The Company has a line of credit with a commercial bank under which the Company may borrow up to $9 million, based on eligible accounts receivable, and $15 million based on eligible investments, with a term through June 30, 1997. At March 29, 1997, the Company's borrowing base was approximately $11.5 million and there were no borrowings outstanding under this line of credit, but it is being used to guarantee letters of credit. The line of credit does not restrict the Company from paying cash dividends on its capital stock but does require that the Company maintain a ratio of total indebtedness to tangible net worth of not more than one to one and a ratio of current assets to current liabilities of not less than two to one. The Company is currently in compliance with all financial covenants in the line of credit agreement. As of March 29, 1997, the amount of unrestricted equity available for distribution as a result of these covenants was $47.0 million.

     The Company's operating activities used net cash of $2.5 million in the first three months of 1997, primarily due to operating losses, an increase in inventory and a decrease in accounts payable. Capital purchases were $0.7 million in the first three months of 1997. The Company is currently negotiating a new agreement with a capital equipment leasing company for a lease line of $1.0 million over the next five quarters.

     At March 29, 1997, the Company had cash, cash equivalents and short-term investments of $52.2 million, long-term investments of $0.3 million, and working capital of $58.4 million. The Company believes its existing cash, cash equivalents and short-term investments and its available line of credit and current equipment lease lines, will satisfy the Company's projected working capital and capital expenditure requirements through at least the next twelve months.

Item 3.       Quantitative and Qualitative Disclosures About Market Risks

     Not applicable.

PART II

                                OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed herewith.


Exhibit
Number                   Exhibit Title
-------                  -------------

11.01 -  Statement regarding computation of per share earnings.

27.01 -  Financial Data Schedule

      (b)  None.
                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INFORMATION STORAGE DEVICES, INC.
                                      (Registrant)



Date:  May 8, 1997


                                      /S/ Felix J. Rosengarten
                                      -------------------------------
                                      Felix J. Rosengarten
                                      Vice President, Finance and Administration
                                      and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer and Duly Authorized Officer)

                                                                   EXHIBIT 11.01


                        INFORMATION STORAGE DEVICES, INC.

                 Statement of Computation of Earnings Per Share

                    (in thousands, except per share amounts)



                                                                   Three Months Ended


                                                                   3/29/97    3/30/96
                                                                   -------    -------

Net income (loss)                                                  ($5,397)   ($1,977)
                                                                   ========   ========
Weighted average common stock outstanding                             9,589     10,235
Common stock equivalents:
       Stock options                                                     --         --
       Warrants                                                          --         --
                                                                    -------   --------
Total shares used in computing net income (loss) per share            9,589     10,235
                                                                    -------   --------
Net income (loss) per share                                         ($0.56)    ($0.19)
                                                                    -------   --------