Form 10-K/A
period 1996-12-31
INFORMATION STORAGE DEVICES INC /CA/
filed 1997-08-12
CIK 932980

         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A-1

[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Year Ended December 31, 1996

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
                (State or other jurisdiction       (IRS Employer
                incorporation or organization)     Identification No.)
                   2045 Hamilton Avenue, San Jose, CA 95125
            (Address of principal executive offices, including zip code) Registrant's telephone number, including area code: (408)369-2400

                                 --------------

       Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

      The aggregate market value of voting stock held by nonaffiliates of the Registrant, was approximately $73,046,649 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers, Inc. Automated Quotations System on February 29, 1996). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On December 31, 1996, approximately 9,564,875 shares of Common Stock, no par value, were outstanding.

                     Information Storage Devices, Inc.             1996 10-K/A-1


                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The Company's Bylaws currently provide that the number of directors of the Company shall be from four (4) to seven (7), the actual number to be fixed by resolution of the Board. The current number of authorized directors is six (6).



   Name of Director        Age                    Principal Occupation                            Director Since
   ----------------        ---                    --------------------                            --------------

David L. Angel             56        Chairman of the Board of the Company;                             1991
                                     Chief Executive Officer of the Company

Frederick B. Bamber        54        Managing Director of Applied Technology Investors, Inc.           1990
                                     and a General Partner of Technologies for Information &
                                     Publishing, L.P.

Eugene J. Flath            59        General Partner of AVI Management Partners                        1988

Alan V. King               62        Chairman of the Board and Chief Executive Officer of              1997
                                     Berkeley Integrated Technologies, Inc., Chairman of the
                                     Board of Arithmos, Inc. and a director of Smartflex Systems

Eric J. Ochiltree          49        President and Chief Operating Officer of the Company              1997

Frederick L. Zieber        55        President, Pathfinder Research, Incorporated                      1995

----------
  Mr. Angel has served as Chairman of the Board, Chief Executive Officer and a director of the Company since November 1996. Mr. Angel served as President, Chief Executive Officer and a director of the Company since he joined the Company in February 1991. From January 1989 to January 1991, he was Group Vice President of the Semiconductor Group of Dataquest, Inc., a market research company. He holds a B.Sc. degree from Marietta College.

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

  Mr. Flath has served as a director of the Company since October 1988 and as as Chairman of the Board from January 1993 through November 1996. He has been a general partner of AVI Management Partners, a venture capital firm and an affiliate of various Company shareholders, since February 1988. Mr. Flath holds a B.S.E.E. degree from the University of Wisconsin and an M.S.E.E. degree from the University of New Hampshire.

  Mr. King was appointed a director of the Company in May 1997. Mr. King has been Chairman of the Board and Chief Executive Officer of Berkeley Integrated Technologies, Inc. since September 1996. He also has served as Chairman of the Board of Arithmos, Inc. since February 1995 and has been a director of Smartflex Systems since October 1993. From September 1991 to November 1994, he served as President and Chief Executive Officer of Silicon Systems, Inc. From September 1986 to August 1991, he was President and Chief Executive Officer of Precision Monolithics, Inc. Mr. King holds a B.S. Ceramic E. degree from the University of Washington.

  Mr. Ochiltree joined the Company as President and Chief Operating Officer in November 1996. From August 1995 to November 1996, he was Vice President, Products Group, of Exar Corporation, a semiconductor company. From August 1991 to August 1995, he served as Vice President of Analog Devices, Inc., and General Manager of Analog's Santa Clara site. He holds a B.S.E.E. degree from Georgia Institute of Technology, an M.S.E.E. degree from Arizona State University, and an M.B.A. degree from the University of Santa Clara.

  Mr. Zieber was appointed a director of the Company in July 1995. He has been President of Pathfinder Research, Inc., a semiconductor industry consulting firm he founded, since May 1991. Mr. Zieber was employed by Dataquest, Inc. from September 1974 until January 1991, most recently as Executive Vice President.
He holds B.S.E.E. and M.B.A. degrees from Stanford University.

  The  following  table  lists  certain  information   regarding  the  Company's
executive officers as of June 9, 1997.

Name                     Age                  Position
----                     ---                  --------

David L. Angel           56      Chairman of the Board and Chief Executive Officer

Karin L. Bootsma         32      Vice President, Marketing

James Brennan            53      Vice President, Technology and Advanced Development

Michael Geilhufe         53      Vice President, Business Development

P. Ross Hayden           52      Vice President, Sales

Eric J. Ochiltree        49      Director of the Board, President and Chief Operating Officer

Carl R. Palmer           45      Vice President, Engineering

Felix J. Rosengarten     62      Vice President, Finance and Administration and Chief Financial
                                 Officer, Assistant Secretary of the Board

Alfred R. Woodhull       57      Vice President, Manufacturing

-----------
  Information regarding David L. Angel and Eric J. Ochiltree is listed above.

  Ms. Bootsma joined the Company in April 1993 as Marketing Manager. She became Director of Marketing in January 1994, Managing Director of Marketing in November 1996, and she was appointed Vice President of Marketing in March 1997. From July 1990 to April 1993, she was a Product Marketing Manager for Cirrus Logic. She holds a B.S.M.E. degree from the University of the Pacific and an M.B.A. degree from the University of Santa Clara.

  Mr. Brennan joined the Company in June 1995 as principal engineer and was appointed Vice President, Technology and Advanced Development in March 1996. From 1989 until he joined the Company Mr. Brennan held a similar position at Intel. Mr. Brennan has a B.S.E.E. degree from Duke University and an M.S.E.E. degree from the University of Houston.

  Mr. Geilhufe co-founded the Company in December 1987. He has served as Vice President, Business Development since February 1997 and Vice President, Quality and Reliability from May 1993 to February 1997. From June 1989 to May 1993, he served as Vice President, Manufacturing of the Company. Mr. Geilhufe was also a director of the Company from December 1987 to May 1990. He holds a B.S.E.E. degree from the University of California at Berkeley, an M.S.E.E. degree from California State University at Long Beach and an M.B.A. degree from the University of Santa Clara.

  Mr. Hayden joined the Company in December 1993 as Director of North American Sales. He became Director of World Wide Sales in August 1996 and was appointed Vice President of Sales in February 1997. From April 1993 to December 1993, he was Director of World Wide Sales for Austek Microsystems. He holds B.S.E.E. and M.S.E.E. degrees from the University of Louisville.

  Mr. Palmer joined the Company in November 1995 as Director, IC Design Center, and was appointed Vice President, Engineering in March 1996. From 1983 until he joined the Company, Mr. Palmer held various engineering management positions at SuperFlow Corporation in Colorado Springs, Colorado, the most recent being Vice President, Engineering. He holds B.S.E.E. and M.S.E.E. degrees from University of Florida and an M.B.A. from the University of Colorado.

  Mr. Rosengarten joined the Company as Acting Vice President of Finance and Administration in March 1991. He was appointed Chief Financial Officer of the Company in May 1991 and was elected Vice President, Finance and Administration and Chief Financial Officer in July 1991. From May 1989 to December 1990, he was Vice President and General Manager of the West Coast operations of Drytek, Inc., a semiconductor processing equipment manufacturer. Mr. Rosengarten has a B.S. Chem.E. degree from Cornell University and an M.B.A. degree from Villanova University.

  Mr. Woodhull has served as Vice President, Manufacturing since he joined the Company in April 1994. From November 1989 to April 1994, he was Vice President, Operations, of Avasem, a semiconductor company, and of Avasem/ICS after Avasem's acquisition by Integrated Circuit Systems, Inc. He was also founder and President of Advanced World Products, a company providing duplication services and equipment repair, from October 1989 to December 1992. From January 1987 to November 1989, Mr. Woodhull was Vice President and General Manager of National Computer Consulting, Inc., a distributor of computer supplies. Mr. Woodhull completed undergraduate studies through Lafayette College.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16 of the Exchange Act as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors of the Company, the Company believes that all filings required to be made by the Company's officers, directors and 10% shareholders during 1996 were made in a timely manner.

Item 11.     EXECUTIVE COMPENSATION

  The following table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities by, the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers (together, the "Named Officers") during 1996, 1995 and 1994.

                           Summary Compensation Table

                               Annual Compensation
                               -------------------

                                                                                                       All Other
Name and Principal Position                     Year      Salary         Bonus     Options Granted     Compensation
---------------------------                     ----      ------         -----     ---------------     ------------

David L. Angel..............................    1996      $175,000          $0       282,000 (1)       $235,245 (2)
 Chairman and Chief Executive Officer           1995       175,000      30,000        82,000                  0
                                                1994       140,000     200,000             0             37,881 (3)

Carl R. Palmer..............................    1996       125,000      20,000        87,500 (4)         23,576 (5)
 Vice President, Engineering                    1995        15,019           0        25,000                  0

P. Ross Hayden..............................    1996        95,017           0        46,978 (6)         55,488 (7)
 Vice President, Sales                          1995        95,017           0        21,400            155,137 (8)
                                                1994        90,584           0             0             49,020 (9)

James Brennan...............................    1996       140,400           0        28,750                  0
 Vice President, Technology and Advanced        1995        74,683      20,000        25,000                  0
 Development

Felix J. Rosengarten........................    1996       130,000           0       111,500 (10)         8,525 (11)
 Vice President, Finance and Administration,    1995       130,000      30,000        31,000                  0
 and Chief Financial Officer                    1994       104,000      85,000             0              8,044 (12)

-------------
(1)Mr. Angel received 100,000 shares as new option grants in 1996. Options granted represent these current grants plus grants associated with the repricing of his 1995 and 1996 option grants, which were cancelled.

(2)Represents compensation in connection with the sale of the Company's stock issued upon the exercise of stock options in the amount of $213,000 and payment for vacation accrued in excess of 20 days in the amount of $22,245.

(3)Represents premium for term life insurance of $595 and payment for vacation accrued in excess of 20 days in the amount of $4,846, and forgiveness by the Company of $32,440 of indebtedness.

(4)Mr. Palmer received 32,500 shares as new option grants in 1996. Options granted represent these current grants plus grants associated with the repricing of his 1995 option grants and 30,000 shares of his 1996 option grants, which were cancelled.

(5)Represents compensation for relocation.

(6)Mr. Hayden received 25,878 shares as new option grants in 1996. Options granted represent 20,878 shares of these current grants plus grants associated with the repricing of 21,100 shares of his 1995 option grants and 5,000 shares of his 1996 option grants, which were cancelled.

(7)Represents compensation in connection with the sale of the Company's stock issued upon the exercise of stock options in the amount of $17,750 and commissions in the amount of $37,738.

(8)Represents compensation in connection with the sale of the Company's stock issued upon the exercise of stock options in the amount of $82,625 and commissions in the amount of $72,512.

(9)Represents commissions.

(10)Mr. Rosengarten received 40,500 shares as new option grants in 1996. Options granted represent these current grants plus grants associated with the repricing of his 1995 option grants and 40,000 shares of his 1996 option grants, which were cancelled.

(11)Represents payment for vacation accrued in excess of 20 days.

(12)Represents premium for term life insurance of $444 and payment for vacation accrued in excess of 20 days in the amount of $7,600.


  The following table shows, as to each of the Named Officers, option grants during the last year and the potential realizable value of those options, assuming 5% and 10% appreciation, at the end of their term:


                                    Option Grants in 1996

                            Individual Grants
                       ----------------------------
                       Number of      % of Total                                      Potential Realizable Value
                       Securities     Options                                          at Assumed Annual Rates
                       Underlying     Granted to                                      of Stock Price Appreciation
                       Options        Employees in        Exercise     Expiration           for Option Term
                                                                                     -----------------------------
    Name               Granted (1)    Current Year (2)    Price        Date (3)           5% (4)       10% (4)
--------------------   -----------    ----------------    -----        --------           ------       -------
David L. Angel         100,000 (5)          4.0%          $8.38         3/21/06         $526,699    $1,334,759
David L. Angel         182,000              7.3%           6.88         9/24/06          786,904     1,994,170
Carl R. Palmer          30,000 (5)          1.2%           8.38         9/24/06          158,010       400,428
Carl R. Palmer          55,000              2.2%           6.88         9/24/06          237,801       602,634
Carl R. Palmer           2,500              0.1%           6.81        12/19/96           10,712        27,145
P. Ross Hayden           5,000 (5)          0.2%           8.38         3/21/06           26,335        66,738
P. Ross Hayden          26,100              1.0%           6.88         9/24/06          112,847       285,977
P. Ross Hayden          20,878              0.8%           6.81        12/19/96           89,455       226,697
James Brennan           10,000              0.4%           8.38         3/21/06           52,670       133,476
James Brennan           18,750              0.7%           6.81        12/19/96           80,337       203,591
Felix J. Rosengarten    40,000 (5)          1.6%           8.38         3/21/06          210,680       533,904
Felix J. Rosengarten    71,000              2.8%           6.88         9/24/06          306,979       777,946
Felix J. Rosengarten       500              0.0%           6.81        12/19/96            2,142         5,429

------------------

(1)Options granted under the Company's 1994 Stock Option Plan typically have a 10-year term, vest over a four-year period of employment and have an exercise price equal to market value on the date of grant.

(2)Options to purchase an aggregate of 1,658,950 shares of Common Stock of the Company were granted to employees during the year ended December 31, 1996 plus options to purchase 849,048 shares of Common Stock were re-granted as a result of repricing in September 1996.

(3)Options may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated, upon the optionee's death or upon an acquisition of the Company.

(4)Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant until the end of the ten-year option term. These values are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation. Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). If the price of the Company's Common Stock were to increase at such rates from the exercise price over the next ten years, the resulting stock prices at 5% and 10% appreciation would be $12.01 and $19.13, respectively.

(5)This option was cancelled in September 1996 in connection with the repricing as shown in the Summary Compensation and the Ten-Year Option Repricing Tables.

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

                   Aggregate Option Exercises in 1996 and Year-End Option Values

                                                                      Number of
                                                                 Securities Underlying         Value of Unexercised
                                                                  Unexercised Options          In-the-Money Options
                                                                    at Year-End (#)                 at Year-End
                                 Shares                          ---------------------         ---------------------
                                Acquired         Value
      Name                   on Exercise (#)   Realized (1)   Exercisable    Unexercisable    Exercisable    Unexercisable
--------------------------   ---------------   ------------   -----------    -------------    -----------    -------------
David L. Angel............            46,875       $540,781        19,097          199,361       $129,382         $208,621
Carl R. Palmer............                 0              0             0           57,500              0           28,905
P. Ross Hayden............             2,000         23,750         2,150           49,894          9,406           37,540
James Brennan.............                 0              0         8,542           45,208              0                0
Felix J. Rosengarten......            10,000         80,000        17,435           75,666        121,138           64,161

--------------
 (1) "Value Realized" represents the fair market value of the shares of Common Stock underlying the options on the date of exercise based on the closing price of the Company's stock on the date of exercise.

Compensation Committee Report on Stock Option Exchange

  In September 1996, the Compensation Committee offered to all employees (including officers) the opportunity to cancel stock options outstanding with exercise prices in excess of $6.875, the fair market value of the Company's Common Stock at that time, in exchange for options exercisable at $6.875 per share. The new options were otherwise identical to the cancelled options, except that the vesting schedule of the new options granted to all employees of the Company at the director level and above, including all Company officers, was adjusted to begin on September 24, 1996, with any prior vesting being forfeited. All other employees retained the prior vesting date. The option exchange was an acknowledgment of the importance to the Company of providing equity incentives to key employees in order to promote long-term retention of key employees, motivate high levels of performance and recognize employee contributions to the success of the Company. The Compensation Committee believed that stock options that are "out of the money" are not an effective tool to encourage employee retention or to motivate high levels of performance. The Compensation Committee decided to include officers in the exchange because of the importance of their administrative and technical leadership to the success of the Company's business.

  The following table sets forth information concerning the repricing of options held by the Named Officers during 1995 and 1996.

                                    Ten-Year Option Repricing Table

                                                  Market     Exercise                      Length of
                                     Option     Value at     Price at         New    Original Option
                        Date of      Shares      Time of      Time of    Exercise    Term at Time of
Name                  Repricing    Repriced    Repricing    Repricing       Price          Repricing
------------------    ---------    --------    ---------    ---------    --------    ---------------
Angel, David            9/24/96      82,000        $6.88       $15.00       $6.88     8 yrs., 5 mos.
Angel, David            9/24/96     100,000         6.88         8.38        6.88     9 yrs., 6 mos.

Brennan, James               --          --           --           --          --                 --

Hayden, Ross           12/19/95      21,100        10.50        15.00       10.50     9 yrs., 2 mos.
Hayden, Ross            9/24/96      21,100         6.88        10.50        6.88     9 yrs., 3 mos.
Hayden, Ross            9/24/96       5,000         6.88         8.38        6.88     9 yrs., 6 mos.

Palmer, Carl            9/24/96      25,000         6.88        10.50        6.88     9 yrs., 3 mos.
Palmer, Carl            9/24/96      30,000         6.88         8.38        6.88     9 yrs., 6 mos.

Rosengarten, Felix      9/24/96      31,000         6.88        15.00        6.88     8 yrs., 5 mos.
Rosengarten, Felix      9/24/96      40,000         6.88         8.38        6.88     9 yrs., 6 mos.


                                        COMPENSATION COMMITTEE
                                          Frederick B. Bamber
                                          Eugene J. Flath
                                          Frederick L. Zieber

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

  Under the Directors Plan, each non-employee director initially elected to the Board of Directors on or after February 16, 1995 is automatically granted an option to purchase 7,500 shares of Common Stock ("Initial Option") on the date such director first joins the Board. In addition, each non-employee director was granted a succeeding option ("Succeeding Option") to purchase 7,500 shares of Common Stock on the anniversary of such director's election to the Board of Directors. The right to purchase these shares vests at the rate of 25% of the shares for each year following the date of grant that the non-employee director continuously remains a director of the Company. Effective March 21, 1996, the Directors Plan was amended to provide that all Succeeding Options for 1996 would be granted on March 21, 1996 and would vest ratably over the remainder of the year. Initial Options granted on or after March 21, 1996 will also vest one-twelfth per month. After 1996, all Succeeding Options will be granted on January 1 of each year and vest at the rate of one-twelfth per month, for as long as the non-employee director continuously remains a director of the Company. The maximum number of shares issuable to any non-employee director under the Directors Plan is 30,000. The exercise price for such options is the fair market value of the Common Stock on the date of grant. A total of 120,000 shares of Common Stock is reserved for issuance under the Directors Plan, 67,500 of which were subject to outstanding options as of June 9, 1997.

  On March 21, 1996, Mr. Bamber and Mr. Flath were each granted Succeeding Options to purchase 7,500 shares at an exercise price of $8.375 per share. These options became fully vested on December 31, 1996. From March 20, 1996 through October 28, 1996, Mr. Flath was an employee of the Company and ineligible for option grants under the Directors Plan during this time. In connection with his employment, Mr. Flath was granted an option to purchase 50,000 shares of the Company's Common Stock under the Company's 1994 Equity Incentive Plan. Messrs. Zieber, Flath and Bamber each received Succeeding Options to purchase 7,500 shares on January 1, 1997 at an exercise price of $7.375 per share. Mr. King received an Initial Option to purchase 7,500 shares under the Directors Plan on May 30, 1997, vesting over a one year period at an exercise price of $7.125 per share.

  The information required by this item that appears under Item. 13 is incorporated herein by reference.

                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        INFORMATION STORAGE DEVICES, INC.

                          By:   /S/ FELIX J. ROSENGARTEN
                                -------------------------------------------
                                Felix J. Rosengarten
                                Vice President, Finance and Administration,
                                Chief Financial Officer

                        Date:  July 21, 1997
                               ------------------