Form 10-Q
period 1997-06-30
INFORMATION STORAGE DEVICES INC /CA/
filed 1997-08-14
CIK 932980

1997 Q2                           Information Storage Devices, Inc.


                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 28, 1997

                                OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from to

                    Commission File No. 0-25502

                 INFORMATION STORAGE DEVICES, INC.
      (Exact name of registrant as specified in its charter)

                               California 77-0197173
                          (State or other jurisdiction of
                                  (I.R.S. Employer
                        incorporation or organization)
                        Identification No.)

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

As of August 11, 1997, there were outstanding 9,646,470 shares of the Registrant's Common Stock.

                 INFORMATION STORAGE DEVICES, INC.

                               INDEX

Part  I - Financial Information                                             Page
-------------------------------                                             ----

Item 1.         Financial Statements

                Condensed Balance Sheets at December 31, 1996
                  and June 28, 1997...........................................3

                Condensed Statements of Operations for the
                  Three Months and Six Months Ended
                  June 29, 1996 and June 28,1997..............................4

                Condensed Statements of Cash Flows for the
                  Six Months Ended June 29, 1996
                  and June 28, 1997...........................................5

                Notes to Condensed Financial Statements.......................6

Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............7

Item 3.         Quantitative and Qualitative Disclosures About
                  Market Risks...............................................10


Part II - Other Information
---------------------------

Item 1.         Legal Proceedings............................................11

Item 6.         Exhibits and Reports on Form 8-K.............................11

                Signatures...................................................12

                               PART I

                       FINANCIAL INFORMATION


Item 1.    Financial Statements


                     CONDENSED BALANCE SHEETS
                     ------------------------
                          (In thousands)



                                                         6/28/97        12/31/96
                                                         -------        --------
Assets
Current Assets:
     Cash and short-term investments                    $ 47,980        $ 55,544
     Accounts receivable, net                              5,593           3,203
     Inventories                                           8,922          10,059
     Other current assets                                  3,638           2,874
                                                        --------        --------
          Total Current Assets                            66,133          71,680
Property and equipment, net                                5,722           5,835
Other assets                                               2,040           1,200
Long-term investments                                        250             150
                                                        --------        --------

Total Assets                                            $ 74,145        $ 78,865
                                                        ========        ========

Liabilities and Shareholders' Equity

Current Liabilities:
     Current portion of long-term debt                  $  1,363        $  1,270
     Accounts payable and accrued liabilities              5,818           4,009
     Deferred revenue                                      1,457           1,299
                                                        --------        --------
          Total Current Liabilities                        8,638           6,578
Long-term liabilities                                      1,281           1,986
                                                        --------        --------
Shareholders' Equity                                      64,226          70,301
                                                        --------        --------

Total Liabilities and Shareholders' Equity              $ 74,145        $ 78,865
                                                        ========        ========


                               CONDENSED STATEMENTS OF OPERATIONS
                               ----------------------------------
                            (In thousands, except per share amounts)



                                                     Three Months Ended     Six Months Ended
                                                     ------------------     ----------------

                                                     6-28-97    6-29-96    6-28-97    6-29-96

Net revenues                                        $ 11,387   $ 11,183   $ 19,729   $ 23,518
    Cost of revenues                                   7,234      7,154     12,888     16,581
                                                    --------   --------   --------   --------
       Gross margin                                    4,153      4,029      6,841      6,937
Operating expenses:
    Research and development                           2,901      1,868      5,201      5,988
    In-process research and development (1)               --         --      4,000         --
    Selling, general and administrative                2,667      2,419      5,089      5,029
                                                    --------   --------   --------   --------
        Total operating expenses                       5,568      4,287     14,290     11,017
Income (loss) from operations                        (1,415)      (258)    (7,449)    (4,080)
Interest and other income, net                           505        552      1,141      1,334
                                                    --------   --------   --------   --------
    Income (loss) before income taxes                  (910)        294    (6,308)    (2,746)
Provision (benefit) for income taxes                      --        103          1      (961)
                                                    --------   --------   --------   --------
Net income (loss)                                   $  (910)   $    191   $(6,309)   $(1,785)
                                                    ========   ========   ========   ========
Earnings (loss) per share                           $ (0.09)   $   0.02   $ (0.66)   $ (0.18)
                                                    ========   ========   ========   ========
Shares used in computing earnings per share            9,609      9,886      9,598      9,955


 (1)  In Process R & D is as a result of the CompactSPEECH(TM) acquisition.

                                   CONDENSED STATEMENTS OF CASH FLOWS
                                   ----------------------------------
                                              (In thousands)

                                                                            Six Months Ended
                                                                            ----------------
                                                                         6/28/97        6/29/96
                                                                         -------        -------
Cash flows from operating activities:
    Net income (loss)                                                  $ (6,309)      $ (1,785)

    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities-----
       Depreciation and amortization                                       1,500          1,198
       Amortization of investment discount                                    --             72
       Compensation costs related to stock and stock option grants            39            185
       Provision for allowance for doubtful accounts and returns              --             20
       Changes in assets and liabilities -----
          Accounts receivable                                            (2,390)          3,397
          Inventories                                                      1,137        (4,688)
          Prepaid expenses and other assets                              (1,625)          (991)
          Accounts payable                                                   784        (5,213)
          Accrued liabilities and bonuses                                    317          (989)
          Deferred revenue                                                   158            269
          Other liabilities                                                  803           (14)
                                                                       ---------      ---------
                  Net cash used for operating activities                 (5,586)        (8,539)

Cash flows from investing activities:
    Purchase of property and equipment                                   (1,299)        (1,172)
    Patent costs                                                            (66)          (483)
    Purchase of investments                                             (18,462)       (25,606)
    Proceeds from maturities and sale of investments                      26,731         49,186
                                                                       ---------      ---------
                  Net cash provided by investing activities                6,904         21,925

Cash flows from financing activities:
    Proceeds from sale of common stock, net of issuance costs                234            306
    Repurchase of common stock                                                --        (8,382)
    Payments on capitalized lease obligations                              (707)          (556)
                                                                       ---------      ---------
                  Net cash used for financing activities                   (473)        (8,632)

Net increase in cash and cash equivalents                                    845          4,754
Cash and cash equivalents at beginning of period                          21,927         29,202
                                                                       ---------      ---------
Cash and cash equivalents at end of period                             $  22,772      $  33,956
                                                                       =========      =========


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

2.    Inventories:
      ------------

      Inventories consist of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out basis) or market. The components of inventory are as follows (in thousands):


                                            June 28, 1997      December 31, 1996
                                            -------------      -----------------
Work-in-process..........................          $5,597                $ 6,157
Finished goods...........................           3,325                  3,902
                                                   ------                 ------
                                                   $8,922                $10,059
                                                   ======                =======


3.    Earnings Per Share:
      -------------------

      Net income per share is computed using the weighted average number of shares of common stock, and dilutive common equivalent shares from stock options using the treasury stock method. Fully diluted net income per share is substantially the same as primary net income per share.

4.    New Accounting Standards:
      -------------------------

      In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is required to be adopted by the Company in its fourth quarter of fiscal 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings will be replaced with diluted earning per share. For basic earnings per share, the dilutive effect of stock options will be excluded. If SFAS 128 had been applied by the Company during the second quarter and six months ended June 28, 1997 and June 29, 1996, basic net income per share and diluted net income per share would have been substantially the same as the reported primary earnings per share.

      In July 1997, the Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" was issued and is effective for fiscal years ending after December 15, 1997. The adoption is not expected to have a material effect on the financial statements.

Item 2.    Management's   Discussion   and  Analysis  of  Financial
           Condition and Results of Operations

      This report includes forward-looking statements that involve a number of risks and uncertainties. Actual results may differ materially because a number of factors, including those set forth under. "Other Factors That May Affect Future Operating Results" on page 15 of the ISD 1996 Form 10-K filed with the Securities and Exchange Commission.

Overview

      ISD designs, develops, and markets semiconductor voice solutions based on innovative analog and digital technologies and mixed signal expertise. ISD's patented ChipCorder(R) and CompactSPEECH TM technologies enable solid state voice recording and playback applications in the communications, consumer, and industrial markets. ChipCorder delivers single chip solutions, simple integration, exceptional sound quality, low power consumption, batteryless voice storage, and low cost. CompactSPEECH delivers powerful digital speech processing, advanced telecom capabilities, long recording times, cost effective high voice quality, multi-language speech synthesis, and batteryless voice storage.

      The Company distributes its products through a direct sales organization and a worldwide network of over 50 sales representatives and distributors. The Company was incorporated in California in December 1987 and introduced its first product in February 1991. ISD is a ISO 9001 certified Company.

      ISD subcontracts with independent foundries to fabricate the wafers for all of its products. This approach enables the Company to concentrate its resources on the design and test areas, where the Company believes it has the greatest competitive advantage, and eliminates the high cost of owning and operating a semiconductor wafer fabrication facility. The Company is dependent on these foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce products of acceptable quality and with acceptable manufacturing yields, and to deliver products to the Company on time. Historically, the Company has experienced difficulties in each of these areas, and the Company is likely to experience such difficulties in the future.

      Although the Company believes that current capacity is adequate to meet the Company's anticipated needs, there can be no assurance that the Company will be able to qualify additional foundry capacity or otherwise obtain needed quantities within expected time frames or at all. Moreover, in order to reduce future manufacturing costs, the Company is designing smaller die sizes with smaller geometry processes to increase the number of die produced on each wafer. Expected cost reductions from these conversions have not yet been realized, and there can be no assurance that the Company's foundries will achieve or maintain acceptable cost reductions, manufacturing yields, and process control in the future or that sudden declines in yields will not occur. Failures to improve, or fluctuations in, manufacturing yields and process controls, particularly at times when the Company is experiencing severe pricing pressures from its customers or its competitors, would have a material adverse effect on the Company's results of operations.

      In March 1997, the Company acquired the CompactSPEECH product line from National Semiconductor Corporation for approximately $5.0 million in cash. As part of this acquisition, the Company also acquired certain intellectual property rights and access to speech recognition technology. In addition, ISD established ISD Israel, Ltd. ("ISDIL"), a wholly-owned subsidiary of ISD in Israel. Several key CompactSPEECH technologists have joined the ISDIL Development Center whose staff is currently at eight.

Results of Operations

      The following table sets forth, as a percentage of net revenues, each line item in the Company's statements of operations for the periods indicated.


---------------------------------------------------------------------------------------

                                            Three Months Ended       Six Months Ended

---------------------------------------------------------------------------------------

                                            6/28/97     6/29/96     6/28/97     6/29/96
                                            -------     -------     -------     -------
Net revenues                                 100.0%      100.0%      100.0%      100.0%
     Cost of revenues                         63.5        64.0        65.3        70.5
                                            -------     -------     -------     -------
        Gross margin                          36.5        36.0        34.7        29.5
                                            -------     -------     -------     -------
Operating expenses:
     Research and development                 25.5        16.7        26.4        25.5
     In-process research and development        --          --        20.3          --
     Selling, general and administrative      23.4        21.6        25.8        21.4
                                            -------     -------     -------     -------
        Total operating expenses              48.9        38.3        72.5        46.9
                                            -------     -------     -------     -------
Income (loss) from operations                (12.4)       (2.3)      (37.8)      (17.4)
Interest and other income, net                 4.4         4.9         5.8         5.7
                                            -------     -------     -------     -------
     Income (loss) before income taxes        (8.0)        2.6       (32.0)      (11.7)
Provision (benefit) for income taxes           0.0         0.9         0.0        (4.1)
                                            -------     -------     -------     -------
        Net income (loss)                     (8.0)        1.7       (32.0)       (7.6)

---------------------------------------------------------------------------------------

Net Revenues

      During the six months ended June 28, 1997, the Company's net revenues were principally derived from the sale of integrated circuits for voice recording and playback. Net revenues for the second quarter of 1997 were $11.4 million compared to $11.2 million of net revenues for the second quarter of 1996 and $8.3 million for the first quarter of 1997. Second quarter revenues for 1997 included $1.7 million derived from the recently acquired CompactSPEECH product line or about 15% of the quarter's net revenues. Revenue for the six months ended June 28, 1997 were $19.7 million. This was a 16% decrease from the revenue of $23.5 million in the first half of 1996.

      During the second quarter of 1997, sales to the Company's top ten customers accounted for 83% of net revenues compared to 88% in the second quarter of 1996. In the second quarter of 1997, the Company's top five customers were Matshusita, Marubun, Motorola, Siemens and Nu-Horizons. These customers accounted for 26%, 20%, 12%, 6% and 6% of second quarter's net revenues, respectively. Marubun and Nu-Horizons are distributors in Japan and the United States, respectively. The loss of, or significant reduction in purchases by, a current major customer would have a material adverse effect on the Company's financial condition and results of operations if the Company were unable to obtain the orders from new or existing customers to offset such losses or reductions.

      The communications market in the second quarter of 1997 accounted for 81% of net revenues compared to 80% for the second quarter of 1996. The consumer and industrial markets were 11% and 8% of net revenues for the second quarter of 1997 compared to 13% and 7% of net revenues for the second quarter of 1996. These results reflect ISD's focus on the communications market as well as the continued softness experienced in the consumer market. The Company's communications customers represented products consisting primarily of telephone answering machines, cellular phones, pagers and personal handy phones. The failure of new applications or markets to develop, or the failure of existing markets, particularly the communications market, to continue to be receptive to the Company's products or to offset reduced revenues from the consumer market, could have a material adverse effect on the Company's business, financial condition, and results of operations.

      International sales for the second quarter of 1997 were 81% of total sales, compared to 72% for the second quarter of 1996. Sales to Japan were 27% of total sales in the second quarter of 1997, down from 45% in the second quarter of 1996, and sales to the rest of Asia were 15% in the second quarter of 1997, down from 17% in the second quarter of 1996. Sales to Europe accounted for 39% of total sales in the second quarter of 1997, up from 10% in the previous year. North American sales were 19% in the second quarter of 1997, down from 28% for the same period last year. Due to its reliance on export sales and its dependence on foundries outside the United States, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risk such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, and currency fluctuations any of which could have a material effect on the Company's financial conditions or results of operations.

Gross Margin

      The Company's gross margin for the second quarter of 1997 was $4.2 million or 37% compared to $4.0 million or 36% for the second quarter of 1996. The improvement in margin reflects the increase in shipments of the higher margin ISD33000 and CompactSPEECH products and the continued cost reduction effort in manufacturing. The Company could continue to experience declines in its average selling prices, which could adversely affect gross margins, particularly if higher yields and reduced costs are not achieved. Additionally, the Company could experience variations in gross margins as a result of shifts in product and customer mix.

Research and Development

      Research and development expenses were $2.9 million or 26% of net revenues in the second quarter of 1997, compared to $1.9 million or 17% of net revenues in the same period of 1996. Research and development expenses are expected to increase as a result of the CompactSPEECH acquisition. However, there can be no assurance that new products will be successfully developed or achieve market acceptance, that yield problems on new products will not arise in the future, or that product yields can be improved with existing or new products and on fabrication processes.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $2.7 million or 23% of net revenues in the second quarter of 1997, compared to $2.4 million or 22% of net revenues in the second quarter of 1996. Selling, general and administrative expenses were up 12% when compared with last year's equivalent quarter and the previous quarter. Selling, general and administrative expenses could increase as a result of the CompactSPEECH acquisition.

Interest and Other Income, Net

      Interest and other income was $0.5 million for the second quarter of 1997 compared to approximately $0.6 million for the same period of 1996. Interest and other income for 1997 primarily represents interest income earned on the proceeds of the Company's initial and follow-on public offerings of common stock.

Provision for Income Taxes

      Due to the loss incurred in the second quarter of 1997, the Company has shown no income tax provision. In the second quarter of 1996, the Company showed an income tax provision of approximately $0.1 million.

Liquidity and Capital Resources

      The Company has a line of credit with a commercial bank under which the Company may borrow up to $15 million based on eligible assets, with a term through June 30, 1998. At June 28, 1997, the Company had no borrowings outstanding under this line of credit, but it is being used to guarantee letters of credit. The line of credit does not restrict the Company from paying cash dividends on its capital stock and the only covenant required is to maintain a minimum of pledged investments of $17.7 million in the Company's Liquidity Management account with the bank. The Company is currently in compliance with this financial covenant under the line of credit agreement. As of June 28, 1997, the amount of unrestricted equity available for distribution as a result of these covenants was $ 46.5 million.

      The Company's operating activities used net cash of $ 5.6 million in the first half of 1997, primarily due to the Company's net loss, and an increase in accounts receivable. Capital purchases were $ 0.6 million in the second three months of 1997. The Company is currently negotiating a new agreement with a capital equipment leasing company for a lease line of $1.0 million over the next four quarters.

      At June 28, 1997, the Company had cash, cash equivalents and short-term investments of $48.0 million, long-term investments of $0.3 million, and working capital of $57.5 million. The Company believes its existing cash, cash equivalents and short-term investments and its available line of credit and current equipment lease lines, will satisfy the Company's projected working capital and capital expenditure requirements through at least the next twelve months.

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

      Not applicable.

                                PART II

                           OTHER INFORMATION


Item 1.         Legal Proceedings

      In January 1995, Atmel Corporation ("Atmel") notified the Company and Samsung Electronics Co., Ltd. ("Samsung") of certain claims and demanded that the Company and Samsung either negotiate licenses with Atmel or cease manufacturing the Company's products at Samsung. The Company received an opinion from its patent counsel, Blakely, Sokoloff, Taylor & Zafman, that the Company does not violate any of the patents identified in Atmel's notice to the Company, and the Company believes the patent claims are without merit. The Company also believes that the other claims in the notice from Atmel were without merit, and its general counsel, on January 14, 1995, after reviewing with appropriate senior and knowledgeable personnel at the Company the factual information surrounding the other claims, provided a written response to Atmel that these claims were without merit. Atmel, filed a complaint on June 15, 1995 in the United States District Court for the Northern District of California which alleges causes of action against the Company for patent infringement, trade secret misappropriation, breach of written contract, breach of contract implied-in-fact, unjust enrichment and declaratory relief. Atmel, in addition to damages and injunctive relief, is seeking a declaration from the Court that Atmel is a co-owner of the Company's ChipCorder products. All the causes of action alleged in the complaint appear to be based on the same circumstances alleged in the January 1995 Atmel notice. The Company believes the causes of action in the complaint to be without merit and has had its general counsel file an answer denying any wrongful conduct and asserting counterclaims for damage caused the Company by Atmel's termination of the fabrication arrangement between the parties. Although the action has been pending for more than two years, compulsory discovery was stayed until recently. As a result of the stay, the case is in the very preliminary state. The court has bifurcated the issues related to liability and damages and has stayed discovery on liability issues. A hearing on the appropriate construction of the claims is set for November 1997. While the Company does not believe the ultimate resolution of this matter will have a material impact on its business or financial position, it may have a material adverse impact on the results of operations in the period in which it is resolved.

Item 6.         Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed herewith.

Exhibit
Number                        Exhibit Title
-------                       -------------

10.26 - International Distributorship Agreement between Registrant and Marubun Corporation effective as of April 12, 1994.

11.01    - Statement regarding computation of per share earnings.

27.01 -    Financial Data Schedule

                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INFORMATION STORAGE DEVICES, INC.
                                    (Registrant)


                                     /S/Felix J. Rosengarten
Date:  August 14, 1997              -----------------------------------------
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

                                                      EXHIBIT 11.01


                 INFORMATION STORAGE DEVICES, INC.

          Statement of Computation of Earnings Per Share

             (in thousands, except per share amounts)



                                                                    Six Months Ended
                                                                    ----------------
                                                                  6/28/97       6/29/96
                                                                  -------       -------
Net income (loss)                                                ($6,309)      ($1,785)
                                                                 ========      ========
Weighted average common stock outstanding                          9,598         9,955
Common stock equivalents:
       Stock options                                                  --            --
       Warrants                                                       --            --
                                                                 --------      --------
Total shares used in computing net income (loss) per share         9,598         9,955
                                                                 --------      --------
Net income (loss) per share                                       ($0.66)       ($0.18)

                 INFORMATION STORAGE DEVICES, INC.

              INTERNATIONAL DISTRIBUTORSHIP AGREEMENT

      This Agreement is made effective as of April 12, 1994 between Information Storage Devices, Inc. ("ISD"), a California corporation, principal place of business at 2045 Hamilton Avenue, San Jose, California, 95125, and Marubun Corporation, Marubun Daiya Bldg., 8-1, Nihonbashi Odenmacho, Chuo-ku, Tokyo 103, Japan
("DISTRIBUTOR").

                             RECITALS

      A. DISTRIBUTOR desires to obtain and ISD desires to grant to DISTRIBUTOR the right to market the products of ISD listed on Exhibit A hereto (the "Products"), on the terms set forth herein, in the geographic territory or market channel(s) listed on Exhibit B hereto (the "Territory").

      B. The parties desire to enter into this Agreement upon and subject to the terms, conditions and limitations set forth.

                             AGREEMENT

      NOW, THEREFORE, in consideration of the foregoing recitals and the mutual covenants hereinafter set forth, the parties agree as follows:

1.    APPOINTMENT.

      1.1 Appointment. ISD grants to DISTRIBUTOR the right to market, sell and distribute the Products in the Territory.

      1.2 Addition or Deletion of Products. Exhibit A hereto may be modified by ISD, by supplying DISTRIBUTOR a new Exhibit A adding or deleting Products, upon at least sixty (60) days advance written notice. Each such revised Exhibit A supplied in accordance with this Section 1.2 automatically will become a part of this Agreement and will supersede all previous versions of Exhibit A, without further signature by the parties.

      1.3 Addition or Deletion of Customers. By mutual written consent, ISD and DISTRIBUTOR may, from time to time, amend Exhibit E by adding or deleting specific Japanese customers' transplanted locations.

      1.4 Subdistributors and Dealers. DISTRIBUTOR may appoint such subdistributors and dealers (collectively, "dealers") to sell and distribute Products within the Territory as it desires. All such dealers will be appointed by DISTRIBUTOR provided the relationship is formed under written consent of ISD.

2.    RESPONSIBILITIES AND COVENANTS OF DISTRIBUTOR.

      2.1 Promote, Market and Sell Products. DISTRIBUTOR will promote, market, and sell Products within the Territory in accordance with this Agreement and with lawful general policies of ISD as in effect from time to time as communicated in writing by ISD to DISTRIBUTOR. DISTRIBUTOR may develop or market, sell or distribute products other than Products, provided that such development, marketing, selling or distribution does not infringe any proprietary rights of ISD.

      2.2  Purchase  of  Products  For  Distribution.   DISTRIBUTOR will
purchase directly from ISD all of DISTRIBUTOR's requirements in the Territory for Products.

      2.3 Inventory. DISTRIBUTOR will maintain at least one warehouse facility in the Territory, and will maintain an inventory of Products and warehousing facilities sufficient to serve adequately the needs of dealers and customers on a reasonably timely basis.

      2.4 Dealer Support. DISTRIBUTOR will provide dealers with training, technical support and other assistance appropriate in promoting Products. ISD will support DISTRIBUTOR for its efforts to support dealers in terms of supply of literature and information and advertising and promotion of Products on an as required basis. At DISTRIBUTOR'S discretion and sole expense, DISTRIBUTOR will regularly participate in trade shows and conventions on ISD's behalf, and will attend ISD's distributor meetings.

      2.5  Adaptation for Local Market.

           2.5.1Adaptations. DISTRIBUTOR, at DISTRIBUTOR's expense, will make such changes to the ISD manuals, advertising and promotional materials relating to Products (including translation into languages other than English) as DISTRIBUTOR and ISD agree in writing would be appropriate, or are legally required, to adapt the Products for use in the Territory. The parties will discuss in good faith any changes to Products that DISTRIBUTOR believes would be appropriate for use in the Territory.

           2.5.2No Infringement; Quality Control. DISTRIBUTOR warrants that all changes made by DISTRIBUTOR to Products, instruction manuals, advertising and promotional materials permitted or required under this Agreement will not infringe any intellectual property rights held by any third party. DISTRIBUTOR acknowledges that Products, as adapted, will be of the same quality and meet the same standards as Products which have not been so adapted. DISTRIBUTOR will use such testing procedures as ISD, in ISD's good faith judgment, requests in writing as advisable to maintain proper quality and standards. DISTRIBUTOR will provide ISD with intermediate and final copies of any adaptations required or permitted under this Agreement to be made to Products, packaging, manuals and promotional materials.

      2.6 Conduct of Business. DISTRIBUTOR will: (a) conduct business in a manner that reflects favorably at all times on all products of ISD and the good name, goodwill and reputation of ISD; (b) avoid deceptive, misleading or unethical practices that are or might be detrimental to ISD or any product of ISD; (c) make no false or misleading representations with regard to ISD or any Products; (d) not publish or employ or cooperate in the publication or employment of any misleading or deceptive advertising material; (e) except to the extent agreed in advance by ISD in writing, make no representations, warranties or guarantees to customers or to the trade with respect to the specifications, features or capabilities of any products of ISD that are inconsistent with the literature distributed by ISD, including all warranties and disclaimers contained in such literature; and (f) not sell any products of ISD to any dealer or other organization that engages in illegal or deceptive trade practices or any other practices prohibited under this Agreement.

      2.7 Governmental Approvals. DISTRIBUTOR at its own expense will obtain and maintain all necessary approvals of governmental agencies, including exchange controls, and other licensing authorities for (a) the import and distribution by DISTRIBUTOR, under this Agreement, of Products in the Territory, and (b) the remittance abroad in United States dollars to ISD as payment for Products purchased by DISTRIBUTOR hereunder. ISD will be under no obligation to ship Products to DISTRIBUTOR under this Agreement until DISTRIBUTOR has provided ISD with satisfactory evidence that such approval or registration is not required or that it has been obtained. DISTRIBUTOR will provide ISD with copies of the original importation applications and approvals from regulatory authorities.

      2.8 Products Acquired For Redistribution. DISTRIBUTOR represents and warrants to ISD that all Products acquired hereunder are for redistribution in the ordinary course of DISTRIBUTOR's business. For sales within the United States only, DISTRIBUTOR will provide ISD with appropriate resale certificate numbers and other documentation satisfactory to the applicable taxing authorities to substantiate any claim of exemption from any sales or use taxes or fees in the sale by ISD to DISTRIBUTOR of Products hereunder.

      2.9 Demonstration. Any Products supplied to DISTRIBUTOR by ISD hereunder for use by DISTRIBUTOR or its dealers for demonstration purposes will not be resold or otherwise transferred by DISTRIBUTOR or such dealers without ISD's prior written approval.

   3. RESPONSIBILITIES AND COVENANTS OF ISD.

      3.1 Conduct of Business. ISD will conduct its business in accordance with high quality standards and will fully comply with all applicable U.S. laws, regulations, rules and other governmental requirements.

      3.2  Referrals.     ISD will refer to DISTRIBUTOR all inquiries regarding
Products received by ISD from parties within the Territory.

  4.  PURCHASE OF PRODUCTS.

      4.1  Selling  Prices;  Discounts.  Subject  to the last  sentence  of this
Section 4.1, ISD will sell Products to DISTRIBUTOR at the "DISTRIBUTOR Price" set forth on Exhibit C attached hereto. The suggested retail price (but not the "DISTRIBUTOR Price" shown on Exhibit C) may be adjusted by ISD at any time. Written notice of such adjustments, in the form of a revised Exhibit C, will be given promptly to DISTRIBUTOR before or after such adjustment. Each such revised Exhibit C automatically will become a part of this Agreement and will supersede all previous versions of Exhibit C without further signature by the parties. ISD will sell Products to DISTRIBUTOR at quantity discounts as may be agreed to in writing by both parties.

           4.1.1If ISD decreases the DISTRIBUTOR Price on any Product: (a) all Product shipped after the effective date of such decrease will be invoiced at the new, lower DISTRIBUTOR Price and (b) upon establishment by DISTRIBUTOR that it is entitled to such a credit, ISD shall grant DISTRIBUTOR a credit equal to the difference between the net price paid by the DISTRIBUTOR, less any prior credits granted by ISD, and the new DISTRIBUTOR Price for the Product multiplied by the quantity of such Product in DISTRIBUTOR's inventory or in transit to DISTRIBUTOR on the effective date of such decrease.

           4.1.2Issuance of such credit by ISD shall be contingent upon the receipt by ISD of DISTRIBUTOR's inventory report within thirty (30) days after the effective date of any reduction of a DISTRIBUTOR Price. All such credits will forthwith by applied to DISTRIBUTOR's account. ISD agrees to notify DISTRIBUTOR of any decrease in the DISTRIBUTOR Price within 30 days following the first publication of such decrease.

      4.2 Orders. DISTRIBUTOR's orders for Products will be placed by written firm purchase orders. DISTRIBUTOR will provide updated forecasts at the beginning of each month to cover the next succeeding four (4) month period. All orders by DISTRIBUTOR will be subject to acceptance in writing by ISD at ISD's principal place of business. Such orders will not be binding until the earlier of such acceptance or shipment, and, in the case of acceptance by shipment, will be binding only as to the portion of the order actually shipped by ISD. ISD will provide DISTRIBUTOR written confirmation of any accepted DISTRIBUTOR order with five (5) working days after ISD's receipt of such order. ISD will not reject any order without a reasonable cause.

      4.3 Terms and Conditions. With the sole exception indicated in Section 4.3.1, the terms and conditions of this Agreement and of the relevant ISD invoice or confirmation will apply to each order accepted or shipped by ISD hereunder. ISD's standard acknowledgment is attached hereto as Exhibit D, which Exhibit D automatically will be amended to constitute any new or amended ISD standard acknowledgment by ISD furnishing to DISTRIBUTOR, in advance of its first use, with any such new or amended ISD standard acknowledgment. The provisions of DISTRIBUTOR's form of purchase order or other business forms will not apply to any order notwithstanding ISD's acknowledgment or acceptance of such order. If there is any contradiction between an ISD acknowledgement and any provision herein, provisions of this agreement shall take precedence.

          4.3.1 Cancellation/Reschedule. Notwithstanding ISD's standard terms and conditions, (i) DISTRIBUTOR may cancel any shipment for standard products by providing ISD at least 45 days advance written notice, (ii) DISTRIBUTOR may reschedule, by no more than 60 days, any shipment by providing ISD at least 30 days advance written notice. DISTRIBUTOR may not cancel confirmed orders for non-standard, customer specific product as defined and advised by ISD upon receipt of order.

      4.4 Cancellation. ISD reserves the right to cancel any orders placed by DISTRIBUTOR and accepted by ISD as set forth above, or to refuse or delay shipment thereof, if DISTRIBUTOR (a) fails to timely make any payment as provided in this Agreement or under the terms of payment otherwise agreed to by ISD and DISTRIBUTOR, (b) fails to meet commercially reasonable credit or financial requirements established by ISD and notified to DISTRIBUTOR, including any limitations on allowable credit, or otherwise fails to comply with the material terms and conditions of this Agreement.

      4.5 Taxes, Duties, Etc. ISD's prices do not include any national, state or local sales, use, value added or other taxes, customs duties, or similar tariffs and fees which may be required to be paid or collected upon the delivery of products ordered by DISTRIBUTOR under this Agreement. DISTRIBUTOR will pay any such tax or levy and indemnify ISD for any claim for such tax or levy demanded of ISD.

      4.6 Payment. Subject to the provisions of Section 8.4.4 hereof, DISTRIBUTOR will pay for Products shipped in a given month no later than the last day of the following month. Shortly following the end of each month, ISD will provide DISTRIBUTOR with a summary invoice for all Products shipped in that month. All payments due to ISD will be made in United States dollars, free of any withholding tax, and free of any currency control or other restrictions, to ISD at the address designated by ISD in writing to DISTRIBUTOR. Unless otherwise agreed by ISD in writing, at the time of submission of any order for products purchased hereunder, DISTRIBUTOR will either:

           (a) Pay by certified check, or by wire transfer to a bank account designated by ISD in writing to DISTRIBUTOR, the full amount of the aggregate purchase price of the Products ordered (plus any applicable taxes, shipping and other charges); or

           (b) Cause to be issued by a bank acceptable to ISD, and confirmed by a bank designated by ISD to DISTRIBUTOR in writing, one or more irrevocable stand-by letters of credit in the aggregate purchase price of the Products ordered (plus any applicable taxes, shipping and other charges). Such letters of credit will provide for payment at sight upon presentation of ISD's invoices and receipted shipping documents evidencing delivery of the invoiced products to the carrier or freight forwarder.

      4.7 Credit Terms. At ISD's option, shipments may be made to DISTRIBUTOR on credit terms in effect at the time an order is accepted. Upon reasonable prior written notice to DISTRIBUTOR, ISD may either generally, or with respect to any specific order by DISTRIBUTOR, vary, change or limit the amount or duration of credit to be allowed to DISTRIBUTOR.

      4.8 Acceleration. With prior written notice to DISTRIBUTOR, ISD may declare all outstanding sums hereunder immediately due and payable in the event of a breach by DISTRIBUTOR of any of DISTRIBUTOR's material obligations under this Agreement.

      4.9 Security Interest. If and when ISD establishes a line of credit for DISTRIBUTOR or permits DISTRIBUTOR to obtain products on open account,
DISTRIBUTOR concurrently hereby grants ISD a continuing security interest in Products now or hereafter acquired by DISTRIBUTOR from ISD and all proceeds from the sale of all such Products (collectively, the "Collateral") in order to secure payment of all debts, obligations or liabilities of DISTRIBUTOR to ISD outstanding at any time under this Agreement, including, without limitation, any late payment charges due from DISTRIBUTOR under this Agreement and any expenses incurred by ISD in enforcing its rights under this Agreement such as attorneys' fees, court costs and the costs of retaking and holding the Collateral, preparing it for resale or other disposition, or selling or otherwise disposing of it. DISTRIBUTOR acknowledges that this Section 4.9 constitutes a security agreement and hereby authorizes ISD to file any financing statement or other documents necessary to perfect ISD's security interest in the Collateral in any public office in any jurisdiction deemed necessary by ISD. DISTRIBUTOR hereby grants ISD a limited power of attorney for the sole purpose of executing, in DISTRIBUTOR's name, any financing statements and related documents deemed necessary by ISD to perfect the security interest granted herein. Upon the occurrence of any event specified in this Agreement permitting termination of this Agreement, ISD, in addition to all other rights and remedy under this Agreement, will be entitled to all rights, powers and remedies available to a secured party under the California Commercial Code with respect to the Collateral.

      4.10 Interest. Interest will accrue on any delinquent amounts owed by DISTRIBUTOR to ISD for products hereunder at the current bank rate of interest at ISD's primary bank.

5.    SHIPMENT, RISK OF LOSS AND DELIVERY.

      5.1 Shipment. All Products will be shipped by ISD FOB San Jose, California. Shipments will be made to DISTRIBUTOR's warehouse facilities or freight forwarder identified in writing by DISTRIBUTOR to ISD. Such designation will be subject to ISD's approval in writing in advance of shipment. Unless specified in DISTRIBUTOR's written order, ISD will select the mode of shipment and the carrier. DISTRIBUTOR will be responsible for and pay all packing, shipping, freight and insurance charges.

      5.2 Risk of Loss. All risk of loss of or damage to products purchased hereunder by DISTRIBUTOR will pass to DISTRIBUTOR, or to such other party as designated by DISTRIBUTOR to ISD in writing, upon delivery by ISD to the carrier, freight forwarder or DISTRIBUTOR, whichever occurs first. DISTRIBUTOR will bear the risk of loss or damage in transit.

      5.3 Partial Shipments. Unless DISTRIBUTOR clearly advises ISD to the contrary in writing in advance of shipment, ISD may make partial shipments on DISTRIBUTOR's orders, to be separately invoiced and paid for when due. Delay in delivery of any installment will not relieve DISTRIBUTOR of its obligation to accept the remaining deliveries.

      5.4 Cancellation. ISD will use reasonable efforts to meet DISTRIBUTOR's requested delivery schedules for products. ISD reserves the right to refuse, cancel or delay shipment to DISTRIBUTOR when DISTRIBUTOR's credit is impaired, when DISTRIBUTOR is delinquent in payments or fails to meet other credit or financial requirements established by ISD pursuant to this Agreement, or when DISTRIBUTOR has failed to perform any of its material obligations under this Agreement.

      5.5 Allocation. If orders by DISTRIBUTOR for a product under this Agreement exceed ISD's available inventory of such product, ISD will allocate its available inventory and make deliveries on a basis ISD deems equitable, in its sole discretion, and without liability to DISTRIBUTOR on account of the method of allocation chosen or its implementation.

   6. DISTRIBUTOR DETERMINES ITS OWN RESALE PRICES. Although ISD may publish suggested wholesale, retail or dealer prices, these are suggestions only and DISTRIBUTOR will be entirely free to determine the actual prices at which Products will be sold by DISTRIBUTOR or its agents. Neither ISD nor any employee or representative of ISD may give any special treatment (favorable or unfavorable) to DISTRIBUTOR or its agents as a result of selection of such resale prices. No employee or representative of ISD or anyone else associated or affiliated with ISD has any authority to tell DISTRIBUTOR what resale prices for Products must be or to inhibit in any way DISTRIBUTOR's discretion with respect to its resale prices for Products, and DISTRIBUTOR will report promptly to ISD in writing any attempts to do so.

   7. WARRANTIES; REPAIR OR REPLACEMENT.

      7.1 Warranties by ISD. Subject to the limitations thereon otherwise set forth in this Agreement, ISD will extend to DISTRIBUTOR ISD's standard warranty, as in effect from time to time, on Products purchased by DISTRIBUTOR hereunder. Such warranty will be effective for the standard ISD warranty period, as in effect from time to time, commencing with the date shipped by DISTRIBUTOR to its customer, if such shipment occurs within six (6) months after the date of shipment of such Product by ISD to DISTRIBUTOR. Otherwise, no ISD warranty will be made or effective by ISD as to such Products. ISD will warrant that Products purchased by DISTRIBUTOR hereunder are in operating condition at the time of shipment to DISTRIBUTOR. ISD will not be relieved by any provision of this Agreement from its legal obligations under applicable law concerning the design of Products supplied hereunder, provided no unauthorized modifications or unauthorized repairs have been made. All ISD warranties will be subject to provisions of ISD labeling applicable to each item of Product supplied to DISTRIBUTOR hereunder. DISTRIBUTOR will, in turn, extend to its customers a corresponding warranty on such Products. Such DISTRIBUTOR warranty must be approved in advance by ISD in writing, which approval will not be unreasonably withheld. DISTRIBUTOR will make no warranty, guarantee or representation, whether written or oral, on ISD's behalf.

      7.2 Repair or Replacement. DISTRIBUTOR will ship to ISD, at ISD's expense, Products purchased by DISTRIBUTOR hereunder in need of warranty repair and ISD will repair or replace the same. The cost of return shipment to DISTRIBUTOR will be borne by ISD, unless, in ISD's good faith judgment, such returned items do not need repair, in which case DISTRIBUTOR will bear the cost of shipment on return.


7.3   Returns and Repurchases

           7.3.1Prior Authorization. Prior to returning any Product under the return privilege set forth in this Section 7.3, DISTRIBUTOR must obtain prior written authorization from ISD. Product returned will be shipped F.O.B. DISTRIBUTOR's location in the Territory freight and insurance prepaid. ISD may re-ship unauthorized returns to DISTRIBUTOR, freight and insurance collect. Discontinued Products returned will only be accepted within the time periods specified in writing by ISD to DISTRIBUTOR prior to discontinuing the Product. Notwithstanding any other provision of the Agreement, the freight and insurance for any return of Products to ISD, necessitated by an error in shipment of either Product type or quantity caused by ISD, will be paid for by ISD, and an appropriate adjustment will be made to DISTRIBUTOR's account with ISD.

           7.3.2Slow or Non-Moving Inventory. Up to a maximum of four (4) times each calendar year, no more frequently than every 3 months, DISTRIBUTOR may request to return, for credit, to ISD a quantity of Products believed by DISTRIBUTOR to be slow or non-moving, the value of which, for any such request, will not exceed ten percent (10%) of the total net sales dollars invoiced by ISD to DISTRIBUTOR for Products received during the immediately preceding three-month period. ISD will review such request promptly and in good faith, and the decision to accept or reject all or any part of such request will be within ISD's sole discretion. If any such return request is accepted by ISD, acceptance will apply only if, at the time of such return, the Products are new and unused and the DISTRIBUTOR orders from ISD a quantity of Products the purchase price from ISD of which at least equals the original purchase price from ISD of the returned Products. Subject to Section 7.3.4 hereof, returns under this Section
7.3.2 will not apply to discontinued Products about which ISD has notified DISTRIBUTOR in writing of ISD's intent to no longer manufacture.

           7.3.3Credit. Credit will be allowed to DISTRIBUTOR by ISD for returned Products based on the lower of: a) the DISTRIBUTOR Price for the particular Product type/part number specified in the DISTRIBUTOR Price list (Exhibit C hereto) in effect on the day the return authorization is made by ISD, or b) the price actually paid by DISTRIBUTOR to ISD, less any DISTRIBUTOR price adjustment credits and other allowances made by ISD for such returned Products.

           7.3.4Discontinuance.ISD shall notify DISTRIBUTOR in writing of the discontinuance of sale and manufacture of any Product. The DISTRIBUTOR, within ninety (90) days after the date of such notice, will contact ISD and advise ISD of DISTRIBUTOR's intention to return any or all Products so discontinued which remain in its inventory. DISTRIBUTOR shall receive credit at the net price paid by the DISTRIBUTOR to ISD for any such returned Product, in a new and unused condition. Freight and insurance charges will be paid by ISD on such returned Product. For customers who request additional quantities of such discontinued Products, a written mutually agreed upon "end of life" sale including quantity, price and schedule will be determined by ISD and DISTRIBUTOR. By notifying ISD of its desire to do so within ninety (90) days after the date of such notice of discontinuance, ISD will make its best effort to ensure that DISTRIBUTOR will be able to continue purchase of such discontinued items for a period of six (6) months after ISD receives such notice from DISTRIBUTOR.

           7.3.5Used or Damaged Product. If ISD can establish that previously authorized returned Products have been used or damaged by DISTRIBUTOR, a credit or replacement will be refused by ISD, with some reasonable evidence from ISD as to such use or damage. DISTRIBUTOR will be given full credit, at the purchase price paid to ISD by DISTRIBUTOR, for the return of all Products that were defective as shipped by ISD, including reimbursement to DISTRIBUTOR for freight and insurance charges on the return of such defective Products to ISD.

           7.3.6Engineering Modifications. ISD shall give DISTRIBUTOR at least ninety (90) days advance written notice of engineering changes that will affect any Products in DISTRIBUTOR'S inventory. If these modifications, in DISTRIBUTOR's sole judgment, will adversely affect the sale of DISTRIBUTOR's inventory of such Products once the engineering modifications are implemented, then ISD will cooperate with DISTRIBUTOR to sell such affected inventory. If, after the aforementioned efforts (but in no event later than one hundred twenty
(120) days after the first public announcement of such modification of the first shipment for the modified Product, whichever comes first), any of the affected Product remains in DISTRIBUTOR's inventory, ISD agrees, at DISTRIBUTOR's election, to (a) replace it with upgraded Products, or (b) repurchase any or all of the affected inventory at DISTRIBUTOR's actual net invoice cost less any prior credits. ISD will pay all reasonable freight charges associated with return of affected Products to ISD and / or shipment of upgraded Products to DISTRIBUTOR.

           7.3.7Evaluation and Sampling Activities. In furtherance of DISTRIBUTOR's sales activities, ISD will authorize returns of Products for replacement (only) with new units for such units as may be used by DISTRIBUTOR in support of customer evaluation and sampling activities. DISTRIBUTOR will maintain records of all such sampling and evaluation activities which will be supplied to ISD upon request in support of return authorization requests.

8.    TERM AND TERMINATION.

      8.1 Term; Notice of Nonrenewal. This agreement will be renewed automatically on April 12, 1995 unless ISD or DISTRIBUTOR give the other, at lease ninety (90) days before the expiration of the initial one-year term of this Agreement, written notice of any intention of the sending party not to renew this Agreement. This Agreement will continue to be renewed automatically every April 12 for additional one-year terms unless ISD or DISTRIBUTOR give the other, at lease ninety (90) days before the expiration of the then current term, written notice of any intention of the sending party not to renew the agreement.

      8.2 Termination for Certain Events. This Agreement may be terminated prior to the expiration of its then-current term by either party (the "terminating party") in the event that:

           8.2.1Default in Payment. The other party defaults in any payment due t the terminating party under this Agreement and such default continues unremedied for a period of ten (10) days from the date when the other party receives the notice of default in payment; or

           8.2.2Other Default. The other party fails to perform any other material obligation, warranty, duty or responsibility or is in default with respect to any material term or condition undertaken by such other party under this Agreement and such failure or default continues unremedied for a period of twenty (20) days after written notice thereof by the terminating party to the other party; or

           8.2.3Merger, Etc. The other party is merged or consolidated or sells all or substantially all of its assets to any party other than a party controlling, controlled by or under common control with the non-terminating party; or

           8.2.4Bankruptcy, Etc. A receiver is appointed for the other party or its property, the other party makes an assignment for the benefit of its creditors, any proceedings are commenced by, for or against the other party under any bankruptcy, insolvency or debtor's relief law, or the other party is liquidated or dissolved; or

           8.2.5Certain Acts. The other party engages in conduct constituting, in the reasonable and good faith judgment of the terminating party after consulting with legal counsel, a felony or unlawful business practice under the laws of the United States or of the Territory.

      8.3 Effective Date of Termination. The effective date of termination will be the date stated in any termination notice given hereunder, which date will not be before the expiration of any applicable cure period provided for in this Agreement.

      8.4  Effect of Termination.  Upon termination or expiration of this
Agreement:

           8.4.1Effect of Notice on Orders by ISD. If prior to the expiration of this Agreement any notice of termination of this Agreement is given, ISD may reject all or part of any orders received from DISTRIBUTOR for any Products, after notice but prior to the effective date of termination, if availability of Products is insufficient at that time to meet the needs of DISTRIBUTOR and of ISD's other customers fully. Notwithstanding any credit terms made available to DISTRIBUTOR prior to such notice, any Products shipped after such notice is given will be paid for by certified or cashier's check prior to shipment. All orders or portions thereof remaining unshaped as of the effective date of termination or expiration automatically will be cancelled.

           8.4.2Reacquisition by ISD of Products. Subject to DISTRIBUTOR's rights below, ISD, at ISD's option, may reacquire any or all Products then in DISTRIBUTOR's possession, that were shipped to DISTRIBUTOR under this Agreement. Such repurchase will be at prices not greater than the relevant prices paid by DISTRIBUTOR for such Products. ISD may reacquire loaned equipment sets, or other loaned Products, at no repurchase cost. To the extent that ISD's repurchase cost exceeds DISTRIBUTOR's current account balance, ISD will pay the difference via certified or cashier's check prior to shipment.

           8.4.3DISTRIBUTOR's Sell-off Right. Subject to the option of ISD to repurchase inventory as set forth above, DISTRIBUTOR will have the right for six
(6) months following any termination or expiration of this Agreement to sell off, within the Territory, Products in DISTRIBUTOR's possession that DISTRIBUTOR has paid for under this Agreement.

           8.4.4Due Dates. If the termination of this Agreement is caused by DISTRIBUTOR's default or election, the due dates of all outstanding invoices to DISTRIBUTOR for Products purchased by DISTRIBUTOR from ISD pursuant to this Agreement automatically will be accelerated so they become due and payable on the effective date of termination or expiration, even if longer terms had been provided previously. Otherwise, the due dates of Section 4.6 herein shall apply.

           8.4.5Trademarks, Etc. Except to the extent necessary to sell off inventory as set forth in this Agreement, DISTRIBUTOR will cease all display, advertising and use of all ISD names, marks, logos and designations and will not thereafter use, advertise or display any name, mark or logo which is, or any part of which is, similar to designation proprietary to ISD and associated with the relevant ISD products.

           8.4.6Confidential Information. DISTRIBUTOR and ISD will promptly deliver to each other, or otherwise dispose of, as instructed in writing, all confidential information of the other in the holding party's possession or under its control.

9.    CONFIDENTIALITY.

           All confidential and proprietary information of either party to this Agreement, including without limitation information concerning copyrighted works, patented or patent pending inventions or developments, maskworks, and general information regarding such party's financial, business, and marketing matters communicated to the other party, whether before or after the date of this Agreement, will be marked "Confidential" if disclosed in a tangible medium, with oral disclosures promptly thereafter confirmed in writing by the disclosing party as confidential. All such confidential and proprietary information will be held in strict confidence and will not be disclosed to any other party. DISTRIBUTOR and ISD each will use at least the same efforts as it uses to protect its own confidential information of similar importance to protect against the unauthorized use and disclosure of the confidential information of the other party. Each party may disclose each other's confidential information to their respective responsible employees, but only to the extent necessary to carry out the purposes for which the confidential information was disclosed. Each party will instruct all such employees not to disclose such confidential information to third parties, including consultants, without the prior written permission of the other party. Each party will not use or allow the use of any confidential information of the other party disclosed to it except in accordance with this Agreement. The provisions of this Section 9 will not apply to confidential information that is already known to the receiving party at the time that it is disclosed to the receiving party if knowledge is not wrongfully obtained, or, before being communicated by the receiving party, (a) has become publicly known through no wrongful act of the receiving party, (b) has been rightfully received from a third party without restriction on disclosure and without a breach of this Agreement, (c) has been independently developed by the receiving party without breach of this Agreement, (d) has been approved for release by written authorization of the disclosing party, (e) has been furnished by the disclosing party to any other party without a similar restriction on disclosure, or (f) has been or must be disclosed by reason of legal, accounting or regulatory requirements beyond the reasonable control of the receiving party.

  10. Proprietary Rights.

      10.1 General. All rights in and to all Products, including without limitation patents, copyrights, trademarks, maskworks, service marks, and all applications therefor and registrations thereof, know-how and trade secrets incorporated therein, and including adaptations made under this Agreement, are the exclusive property of ISD, except to the extent that such products lawfully incorporate or use rights of third parties or of DISTRIBUTOR. At any time after termination ISD has the right to purchase from DISTRIBUTOR all of DISTRIBUTOR's rights in adaptations made under Section 2.5.1 hereof and in DISTRIBUTOR's promotional materials under Section 10.8 hereof, at DISTRIBUTOR's actual cost of producing such adaptations or promotional materials.

      10.2 Rights Limitation. DISTRIBUTOR has paid no consideration for the use of ISD's trademarks, logos, copyrights, trade names, service marks, patent rights, trade secrets, or designations, and nothing contained in this Agreement will give DISTRIBUTOR any interest in any of them. DISTRIBUTOR acknowledges that, except as otherwise agreed in writing by ISD and DISTRIBUTOR, ISD owns and retains all trademarks, logos, copyrights, trade names, service marks, patent rights, trade secrets, or designations and other proprietary rights in all Products. DISTRIBUTOR will not at any time during or after this Agreement assert or claim any interest in or to anything that may adversely affect the validity or enforceability of any trademark, logo, copyright, maskwork right, service mark, trade name, patent or trade secret belonging to or licensed to ISD (including, without limitation, any act or assistance to any act, which may infringe or lead to the infringement of any proprietary rights of ISD in Products).

      10.3 Cooperation. DISTRIBUTOR will to use reasonable efforts to protect ISD's proprietary rights and to cooperate without charge in ISD's efforts to protect ISD's proprietary rights, including execution and delivery of all documents reasonably requested by ISD in connection therewith. DISTRIBUTOR will notify ISD promptly in writing of any known or suspected breach of ISD's rights that comes to DISTRIBUTOR's attention.

      10.4 Certain DISTRIBUTOR Obligations. If, upon written agreement of ISD and DISTRIBUTOR, DISTRIBUTOR develops or designs any hardware or software, or maskworks, neither DISTRIBUTOR nor any of its affiliates will have any rights in or to any such hardware or software, or maskworks, if such design or development is paid for by ISD, whether or not itemized separately. DISTRIBUTOR will disclose and does hereby assign to ISD any and all inventions, improvements, or developments, which DISTRIBUTOR may make or assist in making in the course of such development, and all patents and all applications for patents in connection with any such invention, improvement, or development. DISTRIBUTOR will take necessary steps and cause its and its affiliates' personnel to execute the necessary documents, to assign all patents and all applications for patents to ISD, and to vest and register copyrights to all works of authorship (including but not limited to software, drawings and integrated circuit artwork) in ISD. All such works will be legibly marked with the following legend, with the relevant year filled in: "Copyright (C) Information Storage Devices, Inc. 19 . All Rights Reserved Worldwide," in addition to customary maskwork or other proprietary legends or markings reasonably requested in writing by ISD. All information, works of authorship, ideas, results and data developed by DISTRIBUTOR as a result of any such developmental work, including all adaptations made under Section 2.5 of this Agreement (subject to the last sentence of Section 10.1 hereof), will be promptly transmitted by DISTRIBUTOR only to ISD and will be the exclusive property of ISD. DISTRIBUTOR hereby appoints ISD as DISTRIBUTOR's attorney-in-fact to execute all documents necessary or appropriate to effect the assignments herein described.

      10.5 No Express or Implied License. Nothing in this Agreement will be construed as granting or conferring any rights by license or otherwise to ISD's patents, trademarks, copyrights, maskworks, trade secrets or other proprietary or confidential rights except as specifically set forth in this Agreement or other written agreements between the parties hereto.

      10.6 No Right to Sublicense. No sublicense to use any of the rights granted to DISTRIBUTOR under this Agreement will be granted by DISTRIBUTOR to any vendors or subcontractors or affiliates of DISTRIBUTOR without the prior written consent of ISD.

      10.7 Trademarks, Trade Names and Copyrights.

           10.7.1 Use. During the term of this Agreement, DISTRIBUTOR is authorized by ISD to use the trademarks and logos ISD uses for Products in connection with DISTRIBUTOR's advertisement, promotion and distribution of Products hereunder. DISTRIBUTOR's use of such trademarks and logos will be in accordance with ISD's policies in effect from time to time, as communicated in writing to DISTRIBUTOR, including but not limited to trademark usage and cooperative advertising policies. ISD at its own expense will take appropriate steps to register DISTRIBUTOR as the registered user of relevant ISD trademarks and logos in the Territory where required or deemed advisable by either party.

           10.7.2 Notices. DISTRIBUTOR will include on each item of Products that it distributes, and on all containers and storage media therefor, all trademark, patent, copyright and other notices of proprietary rights included by ISD on such Products as ISD requests in writing to DISTRIBUTOR. DISTRIBUTOR will not alter, erase, deface or overprint any such notice on any Product as provided by ISD. Unless required by law (and then with prior written notice to ISD), DISTRIBUTOR will not (a) attach any additional trademarks, logos or trade designations to any Products, nor (b) affix any ISD trademark, logo or trade name to any non-ISD product.

      10.8 DISTRIBUTOR's Materials. Subject to the provisions of this Agreement, DISTRIBUTOR may develop its own instructional books, technical pamphlets, catalogues, advertising materials and other promotional materials incorporating ISD trademarks and logos, all of which DISTRIBUTOR will make available to ISD a reasonable period of time before their use. The use of such materials will be subject to ISD's prior written approval, which will not be unreasonably withheld. No such materials produced by DISTRIBUTOR hereunder will contain any false statements and DISTRIBUTOR releases ISD from and will hold ISD harmless against any liabilities that might be caused by such material.

      10.9 Indemnification.

           10.9.1 Indemnity By ISD. If ISD is notified promptly in writing and given sole control of the defense and all related settlement negotiations, ISD will indemnify, defend DISTRIBUTOR and it affiliates and hold DISTRIBUTOR and its affiliates harmless against any and all claims, costs, liabilities and responsibilities, based on an allegation by any third party that any Products supplied to DISTRIBUTOR hereunder infringe a U.S. or Singapore patent, copyright or trademark. ISD will pay any such resulting costs, damages and attorneys' fees finally awarded by a court, and not subject to further appeal, with respect to any such claims only to the extent of payments made by DISTRIBUTOR to ISD under this Agreement by the date of such final award. If any Products in the possession of DISTRIBUTOR, or the operation thereof, become, or in ISD's opinion are likely to become, the subject of such a claim, DISTRIBUTOR will permit ISD, at ISD's option and expense, either to procure the right for DISTRIBUTOR to continue marketing the relevant Products, or to replace or modify them at ISD's expense so that they become noninfringing. If neither of the foregoing alternatives is available on terms that ISD in its sole discretion deems reasonable, DISTRIBUTOR will return such Products on written request from ISD. ISD will grant DISTRIBUTOR a credit equal to the price paid by DISTRIBUTOR for such returned Products as are in undamaged condition.

           10.9.2 Indemnity by DISTRIBUTOR. DISTRIBUTOR will indemnify, defend and hold ISD and its affiliates harmless from, any and all claims, costs, liabilities and responsibilities resulting from or in any way associated with the functioning or performance of DISTRIBUTOR as a representative, distributor, supplier, servicer and seller, or other related descriptive classifications, for Products supplied to DISTRIBUTOR by ISD hereunder, and with respect to any breach by DISTRIBUTOR of its obligations under this Agreement with respect to compliance with export control or other laws, and with respect to any warranty given by DISTRIBUTOR different from or beyond the standard ISD warranty. Nothing in this Section 10.9.2 will alter the warranty obligations of ISD as set forth in this Agreement.

   11.     REPORTS AND RECORDS.

      11.1 General Reports. At ISD's written request, DISTRIBUTOR will provide to ISD:

           (a) A written report showing, for the time periods ISD reasonably requests, DISTRIBUTOR's shipments of Products, by United States dollar volume, both in the aggregate and for such categories as ISD reasonably may designate from time to time,

           (b) Forecasts of DISTRIBUTOR's anticipated orders of Products, as set forth in Section 4.2 herein,

           (c)  DISTRIBUTOR's    current    inventory   levels   of
Products, in the aggregate and by product category, and

           (d)  Any  other  similar   information   ISD  reasonably
requests.

      11.2 Market Conditions. DISTRIBUTOR will advise ISD promptly concerning any nonconfidential market information that comes to DISTRIBUTOR's attention regarding ISD, or any products of ISD, or ISD's market position or the continued competitiveness of any ISD products in the marketplace. ISD will advise DISTRIBUTOR on a continual and on-going basis concerning any nonconfidential market information that comes to ISD's attention regarding ISD, or any products of ISD, or ISD's market position or the continued competitiveness of any ISD products in the marketplace.

      11.3 Notification. DISTRIBUTOR will notify ISD in writing, in reasonable detail, of any claim or proceeding involving any Products, within ten (10) days after DISTRIBUTOR learns of such claim or proceeding. DISTRIBUTOR will notify ISD promptly in writing of all claimed or suspected defects in Products. DISTRIBUTOR will notify ISD in writing not more than thirty (30) days after any change in the management or control of DISTRIBUTOR or any transfer of more than twenty-five percent (25%) of DISTRIBUTOR's voting control, and at least thirty
(30) days before transfer of all or substantially all of DISTRIBUTOR's assets. ISD will notify DISTRIBUTOR in writing not more than thirty (30) days after any change in the management or control of ISD or any transfer of more than twenty-five percent (25%) of ISD's voting control, and at least thirty (30) days before transfer of all or substantially all of ISD's assets.

      11.4 Records. For at least two (2) years after termination or expiration of this Agreement, DISTRIBUTOR will maintain DISTRIBUTOR's records, contracts and accounts relating to DISTRIBUTOR's performance of its obligations under this Agreement. DISTRIBUTOR will permit examination thereof by authorized representatives of ISD at all reasonable times, subject to the provisions of this Agreement as to confidentiality.

   12.     LIMITATIONS ON REPRESENTATIONS AND WARRANTIES.

      12.1 Limitation On Warranties By ISD As To Products. ISD MAKES NO WARRANTIES OR REPRESENTATIONS AS TO PERFORMANCE OF ISD PRODUCTS OR AS TO SERVICE TO DISTRIBUTOR OR TO ANY OTHER PERSON, EXCEPT AS SET FORTH HEREIN OR IN ISD'S LIMITED WARRANTY ACCOMPANYING DELIVERY OF PRODUCTS. ISD RESERVES THE RIGHT TO CHANGE THE WARRANTY AND SERVICE POLICY SET FORTH IN SUCH LIMITED WARRANTY, OR
OTHERWISE, AT ANY TIME, WITHOUT FURTHER NOTICE AND WITHOUT LIABILITY TO DISTRIBUTOR OR TO ANY OTHER PERSON. TO THE EXTENT PERMITTED BY APPLICABLE LAW, ALL IMPLIED WARRANTIES, INCLUDING BUT NOT LIMITED TO IMPLIED WARRANTIES OF MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE AND NONINFRINGEMENT, ARE HEREBY EXCLUDED AS TO PRODUCTS. EXCEPT AS SET FORTH IN SECTION 10.9.1 HEREOF, THE LIABILITY OF ISD, IF ANY, FOR DAMAGES RELATING TO ANY PRODUCTS WILL BE LIMITED TO THE ACTUAL AMOUNTS PAID BY DISTRIBUTOR FOR SUCH RELEVANT PRODUCTS AND WILL IN NO EVENT INCLUDE INCIDENTAL OR CONSEQUENTIAL DAMAGES OF ANY KIND.

      12.2 Limitation On Deliveries. ISD WILL NOT BE LIABLE FOR ANY DAMAGES, DIRECT, CONSEQUENTIAL, SPECIAL OR OTHERWISE, TO DISTRIBUTOR OR TO ANY OTHER PERSON FOR FAILURE TO DELIVER, OR FOR ANY DELAY OR ERROR IN DELIVERY OF, PRODUCTS FOR ANY REASON WHATSOEVER.
      12.3 Limitation on Indemnity. ISD WILL HAVE NO OBLIGATION TO DISTRIBUTOR WITH RESPECT TO INFRINGEMENT BEYOND THAT STATED IN SECTION 10.9.1 HEREOF. ISD WILL NOT BE LIABLE TO DISTRIBUTOR FOR ANY CLAIM ARISING FROM OR BASED UPON THE COMBINATION, OPERATING OR USE OF ANY PRODUCT OF ISD, WITH EQUIPMENT OR DATA NOT SUPPLIED BY ISD, OR ARISING FROM ANY ALTERATION OR MODIFICATION OF PRODUCTS OF ISD BY ANYONE OTHER THAN ISD OR ITS AGENTS AUTHORIZED TO DO SO.

      12.4 No Special or Consequential Damages As To Expiration or Termination. NEITHER DISTRIBUTOR NOR ISD NOR THEIR AFFILIATES WILL BE LIABLE TO THE OTHER FOR ANY LOSSES OR DAMAGES OF ANY KIND, (INCLUDING WITHOUT LIMITATION INCIDENTAL OR CONSEQUENTIAL DAMAGES AND ANY LOSSES OR DAMAGES FOR THE LOSS OF GOODWILL), THE LOSS OF PROSPECTIVE PROFITS OR ANTICIPATED SALES, OR ON ACCOUNT OF ANY EXPENDITURES, INVESTMENTS, LEASES OR COMMITMENTS MADE BY EITHER PARTY HERETO OR ITS AFFILIATES, ON ACCOUNT OF THE TERMINATION OR EXPIRATION OF THIS AGREEMENT IN ACCORDANCE WITH THE PROVISIONS HEREOF. EACH PARTY WAIVES ANY RIGHT IT MAY HAVE TO RECEIVE ANY COMPENSATION OR REPARATIONS ON TERMINATION OR EXPIRATION OF THIS AGREEMENT, OTHER THAN AS EXPRESSLY PROVIDED IN THIS AGREEMENT. The parties acknowledge and agree that they have no expectation and have received no assurances that their business relationship will continue beyond termination of this Agreement in accordance with the provisions hereof. THE PARTIES ACKNOWLEDGE THAT THIS SECTION 12.4 HAS BEEN INCLUDED AS A MATERIAL INDUCEMENT FOR THE PARTIES TO ENTER INTO THIS AGREEMENT AND THAT THE PARTIES WOULD NOT HAVE ENTERED INTO THIS AGREEMENT BUT FOR THE LIMITATIONS OF LIABILITY AS SET FORTH HEREIN.

   13.     COMPLIANCE WITH LAWS.

      13.1 General. The parties will comply with all applicable international, national, state, regional and local laws and regulations, including all applicable export control laws, in performing their duties under this Agreement.

      13.2 Governmental Approvals. Each party will be responsible for securing any approval required under the laws of the manufacturing site for any transaction contemplated by this Agreement to be performed by the relevant party. Each party will obtain approval required for all currency exchanges under this Agreement between such party and the other party.

   14.     MISCELLANEOUS.

      14.1 Customs, Fees, Etc. Unless otherwise expressly provided in this Agreement, DISTRIBUTOR, or ISD, as the case may be, will bear all custom duties upon their respective import of equipment or materials or otherwise, as well as all taxes, fees or other governmental charges applicable to such imports, and applicable to all other aspects of their respective operations under this Agreement.

      14.2 Relationship of Parties. The relationship of DISTRIBUTOR and ISD during the term of this Agreement and under purchase orders placed pursuant to this Agreement will be that of independent contractors. Neither party has, and will not represent that it has, any power, right or authority to bind or to incur any charges or expenses on behalf of the other party or in the other party's name without the written consent of the other party. Nothing stated in this Agreement or purchase orders placed pursuant hereto will be construed as constituting DISTRIBUTOR and ISD, or their affiliates, as partners or as creating the relationships of employer/employee, franchiser/franchisee, or principal/agent between them. Neither party nor its affiliates nor its or their employees or agents are, or will act as, employees of the other party within the meaning or application of any unemployment insurance laws, social security laws, workers' compensation or industrial accident laws, or under any other laws or regulations which may impute any obligations or liability to the other by reason of an employment relationship. The parties will indemnify and reimburse each other for and hold the other harmless from any liabilities or obligations imposed or attempted to be imposed upon a party by virtue of any such law in performance by a party of this Agreement.

      14.3 Force Majeure. Neither party will be liable for any failure to perform any obligation under this Agreement, or for delay in such performance, to the extent such failure to perform or delay is caused by circumstances beyond its reasonable control that make such performance commercially impractical, including without limitation fire, storm, flood, earthquake, explosion, accident, war, acts of a public enemy or rebellion, insurrection, sabotage, epidemic, quarantine restrictions, labor disputes, labor shortages, transportation embargoes, delays in transportation, shortages of materials, fuel or power, acts of God, acts of any government or any agency thereof, and judicial action. Any suspension of performance by reason of this Section 14.3 will be limited to the period during which the cause of suspension exists.

      14.4 Severability. If any provision of this Agreement is found by any court or tribunal of competent jurisdiction to be unenforceable, such provision will be enforced to the maximum extent permissible, and the remaining provisions of this Agreement will be unaffected and will remain in full force and effect.

      14.5 Whole Agreement; Amendment; Waiver. This Agreement, including all documents to be delivered by DISTRIBUTOR and ISD described herein, and each Exhibit hereto, each of which is incorporated by reference, represents the entire understanding of the parties with respect to the subject matter of this Agreement. This Agreement supersedes all prior representations, understandings and agreements, whether oral or written, between DISTRIBUTOR and ISD with respect to such subject matter. No purchase order, invoice, confirmation, acknowledgment, or similar document will be effective to modify or supplement the terms hereof, whether or not accepted by the receiving party, except as may be specifically and clearly stated in such purchase order, invoice, confirmation, acknowledgment or similar document and signed by both parties hereto. This Agreement may be amended only by a writing executed by both parties. The failure by either party at any time to require performance of the other party of any provision of this Agreement will not affect the right of such party thereafter to enforce the same provision. The waiver by either party of any breach of any provision of this Agreement will not be a waiver of any other or subsequent breach, or a waiver of the provision itself.

      14.6 Notice. Any notice, request or other communication required or permitted under this Agreement will be effective and deemed given when sent, if sent by certified or registered international air mail (including Express Mail) or by international courier (including Federal Express) or by facsimile, or when delivered if by hand, in each case subject to proof of receipt:

      If to ISD:
      Information Storage Devices, Inc.
      Attention:  President
      2045 Hamilton Avenue
      San Jose, California 95125
      Facsimile: (408) 428-1422

      If to DISTRIBUTOR:
      Attn: Mr. Takashi Satoh
      (Group President, Component & Materials Group)
      Marubun Daiya Bldg., 8-1, Nihonbashi Odenmacho
      Chuo-ku, TOKYO 103
      JAPAN
      Facsimile:   81-3-3639-3727

or to such other address as either party may have theretofore designed in writing pursuant to this Section 14.6.

      14.7 Dispute Resolution; Governing Law and Jurisdiction.

           14.7.1 Arbitration.

                  14.7.1.1 Arbitration. All disputes, controversies or differences which ;may arise between the parties, out of or in relation to or in connection with this Agreement, or for the breach thereof, which cannot be resolved between the parties shall be finally settled by arbitration in accordance with the Rules of Conciliation and Arbitration of the International Chamber of Commerce by three (3) arbitrators. Each party shall appoint one (1) arbitrator of its choosing within 10 days following notice of a dispute, and the two (2) arbitrators thus selected shall appoint the third arbitrator within 10 days following their selection, who may not be a national of the United States or Japan. Such arbitration shall be held in the English language, in the United States, if DISTRIBUTOR is the demanding party, or in Tokyo, Japan, if ISD is the demanding party. The award shall be final and binding upon the parties. Judgment upon the award may be entered into any court having jurisdiction, or application may be made to such court for a judicial acceptance of the award and an order of enforcement, as the case may be. This article does not apply to breaches of obligation of Confidentiality or proprietary rights. Each party may seek relief from the courts (including injunctive and other equitable relief) in connection with any such breach.

                  14.7.1.2 Judicial Enforcement. Judgment obtained by judicial enforcement or review of such arbitrator's award by either party may be entered in any court of competent jurisdiction.

                  14.7.1.3 Survival. The duty of the parties to arbitrate any dispute relating to the interpretation or performance of this Agreement or the grounds for the termination thereof will survive the expiration or termination of this Agreement for any reason.

           14.7.2 Intellectual Property Issues. Remedies at law will be inadequate in the event of any actual or threatened violation of this Agreement by either party involving the other party's proprietary rights or unauthorized use, copying, modification, distribution, marketing, sublicensing or disclosure by a party and/or its affiliates of any proprietary information of the other party, and as to such matters, DISTRIBUTOR and ISD will be entitled to seek preliminary or injunctive relief, and seek final relief, in any court or tribunal of competent jurisdiction, and will not be required to arbitrate such issues under Section 14.7.1 hereof.

           14.7.3 Attorney's Fees. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party will be entitled to reasonable attorneys' fees, costs and necessary disbursements in addition to any other relief to which such party may be entitled.

      14.8 Governing Law and Jurisdiction.

           14.8.1 Governing Law. This Agreement will be governed by and construed in accordance with the laws of the State of California, excluding that body of law relating to conflict of laws, and excluding the U.N. Convention on the International Sale of Goods, which will not apply to this Agreement.

           14.8.2 Jurisdiction and Venue. DISTRIBUTOR hereby submits to the in personam jurisdiction of, and venue in, the California state courts, and the federal district courts, in the Northern District of California with respect to actions arising out of or in connection with this Agreement.

      14.9 Assignment. This Agreement will be binding upon and be for the benefit of the successors and assigns of the parties. No party may assign any rights or delegate any duties under this Agreement, voluntarily or involuntarily, without the prior written consent of the other party, which will not be unreasonably withheld. Any attempt by either party to assign any rights or delegate any duties under this Agreement without such consent will be void.

      14.10Conflict of Language. In the event of any conflict between the English-language version of this Agreement, in which language the originals thereof were written, and any translations thereof in another language, the English-language version will control.

      14.11Survival. The provisions of Sections 7, 8.4, 9, 10, 11.4, 12, 14.7 and 14.8 hereof will survive termination of this Agreement.

      14.12Headings and References. The headings and captions used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement. Unless otherwise provided herein, all reference in this Agreement to Sections and Exhibits will refer to Sections of this Agreement and Exhibits to this Agreement.


 INFORMATION STORAGE DEVICES, INC.                 MARUBUN HONG KONG LTD.


By:    /S/David L. Angel                           By:  /S/Takashi Satoh
      -----------------------------                    ------------------------

Name:  David L. Angel                            Name:  Takashi Satoh
      -----------------------------                    -------------------------

Title: President and CEO                        Title:  Group President
      -----------------------------                    -------------------------

Date:    12 April 1994                           Date:   12 April 1994
      -----------------------------                    -------------------------