Form 10-Q
period 1997-09-27
INFORMATION STORAGE DEVICES INC /CA/
filed 1997-11-12
CIK 932980

                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 27, 1997

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

As of October 31, 1997, there were outstanding 9,742,351 shares of the Registrant's Common Stock.

                           INFORMATION STORAGE DEVICES, INC.

                                         INDEX


Part  I - Financial Information                                                     Page
-------------------------------                                                     ----

Item 1.    Financial Statements

           Condensed Balance Sheets at December 31, 1996
                and September 27, .....................................................3

           Condensed Statements of Operations for the Three Months and
                Nine Months Ended September 28, 1996 and September 27, 1997............4

           Condensed Statements of Cash Flows for the
                Nine Months Ended September 28, 1996 and September 27, 1997............5

           Notes to Condensed Financial Statements.....................................6

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........................7

Item 3.    Quantitative and Qualitative Disclosures About Market Risks................10


Part II - Other Information

Item 1.    Legal Proceedings..........................................................11

Item 4.    Submission of Matters to a Vote of Security Holders........................11

Item 6.    Exhibits and Reports on Form 8-K...........................................12

           Signatures.................................................................13

                               PART I

                       FINANCIAL INFORMATION


Item 1.    Financial Statements


                     CONDENSED BALANCE SHEETS
                          (In thousands)


Assets                                                      9-27-97     12-31-96
                                                            -------     --------

Current assets:

     Cash and cash equivalents                             $ 29,473     $ 21,927
     Short-term investments                                  47,358       55,544
     Accounts receivable, net                                 9.899        3,203
     Inventories                                              9,250       10,059
     Other current assets                                     2,355        2,874
                                                           --------     --------
     Total current assets                                    68,862       71,680
Property and equipment, net                                   5,995        5,835
Other assets                                                  2,031        1,200
Long-term investments                                           750          150
                                                           --------     --------
Total Assets                                               $ 77,638     $ 78,865
                                                           ========     ========

Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                     $  1,363     $  1,270
     Accounts payable and accrued liabilities                 9,676        4,009
     Deferred revenue                                         1,360        1,299
                                                            -------     --------
     Total current liabilities                               12,399        6,578
Long-term liabilities                                           960        1,986
                                                           --------     --------
Shareholders' equity                                         64,279       70,301
                                                           --------     --------

Total Liabilities and Shareholders' Equity                   77,638       78,865
                                                           ========     ========

                              CONDENSED STATEMENTS OF OPERATIONS
                           (In thousands, except per share amounts)



                                                        Three Months Ended           Nine Months Ended
                                                      9-27-97        9-28-96       9-27-97       9-28-96
                                                      -------        -------       -------       -------
Net revenues                                         $ 13,813       $  8,153      $ 33,542      $ 31,671
          Cost of goods sold                            8,848          8,219        21,736        24,800
                                                     --------       --------      --------      --------
              Gross margin                              4,965           (66)        11,806         6,871
Operating Expenses:
          Research and development                      2,703          2,662         7,904         8,650
          In-process research and development (1)          --             --         4,000            --
          Selling, general and administrative           3,514          2,620         8,604         7,649
                                                     --------       --------      --------      --------
          Total operating expenses                      6,217          5,282        20,508        16,299
Income (loss) from operations                         (1,252)        (5,348)       (8,702)       (9,428)
                                                     --------       --------      --------      --------
Interest and other income, net                            551            566         1,693         1,900
                                                     --------       --------      --------      --------
          Income (loss) before income taxes             (701)        (4,782)       (7,009)       (7,528)
Provision  for income taxes                                --            961             1            --
                                                     --------       --------      --------      --------
Net Income (loss)                                    $  (701)       $(5,743)      $(7,010)      $(7,528)
                                                     ========       ========      ========      ========
Earnings (loss) per share                            $ (0.07)       $ (0.59)      $ (0.73)      $ (0.76)
                                                     ========       ========      ========      ========
Shares used in computing earnings per share             9,654          9,661         9,622         9,867
                                                     ========       ========      ========      ========

(1) In-process research and development as a result of the CompactSPEECH(TM) acquisition (see Item 2, "Overview").

                               CONDENSED STATEMENTS OF CASH FLOWS
                                        (In thousands)

                                                                                Nine Months Ended
                                                                                -----------------
                                                                               9-27-97     9-28-96
                                                                               -------     -------
Cash flows from operating activities:
    Net income (loss)                                                         $(7,010)    $(7,528)
    Adjustments to reconcile net income (loss) to net cash
    used in operating activities-----
             Depreciation and amortization                                       2,323       1,972
             Compensation costs related to stock and stock option grant             58         207
             Provision for allowance for doubtful accounts and returns              --          20
             Changes in assets and liabilities -----
                  Accounts receivable                                          (6,696)       3,198
                  Inventories                                                      809     (4,169)
                  Prepaid expenses and other assets                              (241)       (592)
                  Accounts payable                                               4,329     (6,258)
                  Accrued liabilities and bonuses                                  874          95
                  Deferred revenue                                                  61          51
                  Other liabilities                                                561        (12)
                                                                               -------     -------
                       Net cash used in operating activities                   (4,932)    (13,016)

Cash flows from investing activities:
    Purchase of property and equipment                                         (2,343)     (1,764)
    Change in other assets                                                       (211)       (539)
    Purchase of short-term investments                                        (21,462)    (64,014)
    Proceeds from maturities and sale of short-term investments                 37,175      76,855
    Purchase of long-term investments                                            (600)          --
                                                                               -------     -------
                       Net cash provided by investing activities                12,559      10,538

Cash flows from financing activities:
    Proceeds from sale of common stock, net of issuance costs                      946         506
    Repurchase of common stock                                                      --     (9,712)
    Payments on capitalized lease obligations                                  (1,027)       (835)
                                                                               -------     -------
                       Net cash used in financing activities                      (81)    (10,041)

Net increase (decrease) in cash and cash equivalents                             7,546    (12,519)
Cash and cash equivalents at beginning of period                                21,927      29,202
                                                                               -------     -------
Cash and cash equivalents at end of period                                    $ 29,473    $ 16,683
                                                                               =======     =======

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

      The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the financial results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

2.    Inventories:
      ------------

      Inventories consist of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out basis) or market. The components of inventory are as follows (in thousands):

                                          September 27, 1997   December 31, 1996
                                          ------------------   -----------------

Work-in-process........................              $ 5,376             $ 6,157
Finished goods.........................                3,874               3,902
                                                      ------              ------
                                                     $ 9,250             $10,059
                                                     =======             =======

3.    Earnings (Loss) Per Share:
      --------------------------

      Net income per share is computed using the weighted average number of shares of common stock, and dilutive common equivalent shares from stock options using the treasury stock method. Fully diluted net income per share is substantially the same as primary net income per share.

4.    New Accounting Standards:
      -------------------------

      In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is required to be adopted by the Company in its fourth quarter of fiscal 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. For basic earnings per share, the dilutive effect of stock options will be excluded. If SFAS 128 had been applied by the Company during the third quarter and nine months ended September 27, 1997 and September 28, 1996, basic net income per share and diluted net income per share would have been substantially the same as the reported primary earnings per share.

      In July 1997, the Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" was issued and is effective for fiscal years ending after December 15, 1997. The adoption is not expected to have a material effect on the financial statements.

Item 2.    Management's   Discussion   and  Analysis  of  Financial Condition
           and Results of Operations

      This report includes forward-looking statements that involve a number of risks and uncertainties. Actual results may differ materially because of a number of factors, including those set forth under "Other Factors That May Affect Future Operating Results" on page 15 of the ISD 1996 Form 10-K filed with the Securities and Exchange Commission.

Overview

      ISD designs, develops, and markets semiconductor voice solutions based on innovative analog and digital technologies and mixed signal expertise. ISD's patented ChipCorder(R) and CompactSPEECH(TM) technologies enable solid state voice recording and playback applications in the communications, consumer, and industrial markets. ChipCorder delivers single chip solutions, simple integration, exceptional sound quality, low power consumption, batteryless voice storage, and low cost. CompactSPEECH delivers powerful digital speech processing, advanced telecom capabilities, long recording times, cost effective high voice quality, multi-language speech synthesis, and batteryless voice storage.

      The Company distributes its products through a direct sales organization and a worldwide network of over 50 sales representatives and distributors. The Company was incorporated in California in December 1987 and introduced its first product in February 1991. ISD is an ISO 9001 certified Company.

      ISD subcontracts with independent foundries to fabricate the wafers for all of its products. This approach enables the Company to concentrate its resources on the design and test areas, where the Company believes it has the greatest competitive advantage, and eliminates the high cost of owning and operating a semiconductor wafer fabrication facility. The Company is dependent on these foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce products of acceptable quality and with acceptable manufacturing yields, and to deliver products to the Company on time. Historically, the Company has experienced difficulties in each of these areas, and the Company expects that it could experience such difficulties in the future.

      Although the Company believes that current foundry capacity is adequate to meet the Company's anticipated needs, there can be no assurance that the Company will be able to qualify additional foundry capacity or otherwise obtain needed quantities of wafers within expected time frames or at all. Moreover, in order to reduce future manufacturing costs, the Company is designing smaller die sizes with smaller geometry processes to increase the number of die produced on each wafer. Despite these trends in the Company's design of its integrated circuits, there can be no assurance that the Company's foundries will achieve or maintain acceptable cost reductions, manufacturing yields, and process control in the future, or that sudden declines in yields will not occur. Failures to improve, or fluctuations in, manufacturing yields and process controls, particularly at times when the Company is experiencing severe pricing pressures from its customers or its competitors, would have a material adverse effect on the Company's results of operations.

      In March 1997, the Company acquired the CompactSPEECH product line from National Semiconductor Corporation ("National") for approximately $5.0 million in cash. As part of this acquisition, the Company also acquired certain intellectual property rights and access to speech recognition technology. In addition, ISD established ISD Israel, Ltd. ("ISDIL"), a wholly-owned subsidiary of ISD incorporated and located in Israel. The ISDIL Development Center currently has a staff of fourteen.

      In July 1997, the Company announced an expansion of its technology portfolio to include flash memory technology for the development of new longer duration voice circuits. This announcement included strategic agreements with Silicon Storage Technology, Inc. ("SST") and Winbond Electronics Corporation ("Winbond"). This technology license agreement provides ISD access to SST's non-volatile SuperFlash(R) memory technology and 0.6 micron SuperFlash process technology. (SuperFlash is a registered trademark of SST.) The SST agreement is expected to expand the Company's ability to produce longer duration products while giving the Company additional resources to explore high density SuperFlash based products. ISD and Winbond have entered into a long term manufacturing agreement to produce such longer duration flash memory products.

In August 1997, the Company announced an agreement with Bright Microelectronics, Inc. ("Bright") to develop a series of high density, four bits per cell digital memory chips based on the Company's multi-level storage technology. This agreement is intended to further solidify the Company's strategy to broaden its family of record and playback chips to include flash technology. As part of its agreement with Bright, the Company made an equity investment in Bright.

Results of Operations

      The following table sets forth, as a percentage of net revenues, each line item in the Company's statements of operations for the periods indicated.


-----------------------------------------------------------------------------------------------

                                                          Three Months Ended  Nine Months Ended

-----------------------------------------------------------------------------------------------
                                                           9-27-97  9-28-96   9-27-97  9-28-96
                                                           -------  -------   -------  -------

Net revenues                                                100.0%   100.0%    100.0%   100.0%
          Cost of goods sold                                 64.1    100.8      64.8     78.3
                                                            -----    -----    ------   ------
              Gross margin                                   35.9     (0.8)     35.2     21.7
                                                            -----    -----    ------   ------
Operating Expenses:                                            --       --        --       --
          Research and development                           19.6     32.6      23.5     27.3
          In-process research and development (1)              --       --      11.9       --
          Selling, general and administrative                25.4     32.1      25.7     24.2
                                                            -----    -----     -----    -----
          Total operating expenses                           45.0     64.7      61.1     51.5
                                                            -----    -----     -----    -----
Income (loss) from operations                                (9.1)   (65.5)    (25.9)   (29.8)
Interest and other income, net                                4.0      6.9       5.0      6.0
                                                            -----   ------    ------   ------
          Income (loss) before income taxes                  (5.1)   (58.6)    (20.9)   (23.8)
Provision for income taxes                                     --     11.8        --       --
                                                            -----    -----    ------   ------
Net Income (loss)                                            (5.1)   (70.4)    (20.9)   (23.8)
                                                            -----   ------    ------   ------


(1) - In-process research and development as a result of the CompactSPEECH(TM) acquisition (see Item 2, "Overview").

Net Revenues

      During the nine months ended September 27, 1997, the Company's net revenues were principally derived from the sale of integrated circuits for voice recording and playback. Net revenues for the third quarter of 1997 were $13.8 million compared to $8.2 million for the third quarter of 1996 and $11.4 million for the second quarter of 1997. Third quarter net revenues for 1997 included $4.2 million derived from the recently acquired CompactSPEECH product line, or about 30% of the quarter's net revenues. Net revenues for the nine months ended September 27, 1997 were $33.5 million. This was an increase of 5.7% from net revenues of $31.7 million for the nine months ended September 28, 1996. This increase in net revenues reflects the addition of the ISD33000 family of ChipCorder products and the addition of the CompactSPEECH products. The failure of new or broader applications or markets to develop, or the failure of the existing market to continue to be receptive to these products, could have a material effect on net revenues and the Company's results of operations.

      During the third quarter of 1997, sales to the Company's top ten customers accounted for 67% of net revenues compared to 84% in the third quarter of 1996. In the third quarter of 1997, the Company's top five customers were Philips, Motorola, Matshusita, Marubun, and Siemens. These customers accounted for 14%, 11%, 10%, 7% and 7% of third quarter net revenues, respectively. The loss of, or significant reduction in purchases by, a current major customer would have a material adverse effect on the Company's financial condition and results of operations if the Company were unable to obtain the orders from new or existing customers to offset such losses or reductions.

      The communications market in the third quarter of 1997 accounted for 80% of net revenues compared to 61% for the third quarter of 1996. For the nine months ending September 27, 1997, the communications market accounted for about 78% of net revenues compared to about 73% for the first nine months of 1996. The consumer and industrial markets were 15% and 5%, respectively, of net revenues for the third quarter of 1997 compared to 32% and 7%, respectively, of net revenues for the third quarter of 1996. For the nine months ending September 27, 1997, the consumer and industrial markets accounted for about 14% and 8%, respectively, compared to about 21% and 6% for the first nine months of 1996. These results reflect ISD's increased focus on voice solutions for the communications market. The Company's communications customers represent products which include telephone answering machines, cellular phones, cordless phones, personal handy phones and pagers. The failure of new applications or markets to develop, or the failure of existing markets, particularly the communications market, to continue to be receptive to the Company's products or to offset reduced revenues from the consumer market, could have a material adverse effect on the Company's business, financial condition, and results of operations.

      International sales for the third quarter of 1997 were 80% of total sales, compared to 60% for the third quarter of 1996. Sales to Japan were 25% of total sales in the third quarter of 1997, down from 29% in the third quarter of 1996, and sales to the rest of Asia were 19% in the third quarter of 1997, down from 20% in the third quarter of 1996. Sales to Europe accounted for 36% of total sales in the third quarter of 1997, up from 11% in the same period last year. North American sales were 20% in the third quarter of 1997, down from 40% for the same period last year. Because of its reliance on export sales and its dependence on foundries outside the United States, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risk such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, and currency fluctuations any of which could have a material effect on the Company's financial conditions or results of operations. In addition, recent volatility in the currency and equity markets of certain Asian countries, excluding Japan, could have a material land adverse effect on the Company's sales in these countries, which could contribute to a material and adverse effect on the Company's business, financial conditions, and results of operations.

Gross Margin

      The Company's gross margin for the third quarter of 1997 was $5.0 million, or 36% compared to a negative $66,000 or -1% gross margin for the third quarter of 1996. Gross margin for the nine months ending September 27, 1997 was 35% compared to 22% for the same period of 1996. This improvement in margin reflects an increase in shipments of the higher margin ISD33000 and CompactSPEECH products compared to the third quarter of 1996. However, gross margin for the third quarter of 1997 was affected by a yield problem on the ISD33000 product which occurred late in the third quarter of 1997. This problem has been recognized; corrective action has been taken; and it is expected that yield will return to an acceptable level before the end of the fourth quarter. The Company could continue to experience fluctuations in manufacturing yields, which could adversely affect gross margins, particularly if higher yields and reduced costs are not achieved. Additionally, the Company could experience variations in gross margins as a result of declines in its average selling prices or shifts in product and customer mix.

Research and Development

      Research and development expenses were $2.7 million, or 20% of net revenues in the third quarter of 1997, compared to $2.7 million or 33% of net revenues in the same period of 1996. Research and development expenses for the first three quarters of 1997 were 24% compared to 27% for the same period of 1996. Research and development expenses are expected to increase as a result of the Company's technology and new product activity associated with the technology announcements disclosed in the "Overview" section. However, there can be no assurance that new products will be successfully developed or achieve market acceptance, that yield problems on new products utilizing new foundry processes will not arise in the future, or that product yields can be improved with respect to existing products or to new products.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $3.5 million, or 25% of net revenues in the third quarter of 1997, compared to $2.6 million, or 32% of net revenues in the third quarter of 1996. Selling, general and administrative expenses for the first three quarters of 1997 were 26% compared to 24% for the same period of 1996. Selling, general and administrative expenses were higher than last year's equivalent quarter and the previous quarter because of higher commissions associated with higher revenues as well as additional legal costs associated with high patent activity and the technology-related agreements discussed in the "Overview Section". Selling, general and administrative expenses could increase as a result of these activities, or related activities as well as additional marketing costs associated with CompactSPEECH.

Interest and Other Income, Net

      Interest and other income was $0.6 million for the third quarters of 1997 and 1996. Interest and other income for 1997 primarily represents interest income earned on the proceeds of the Company's initial and follow-on public offerings of common stock.

Provision for Income Taxes

      Because of the loss incurred in the third quarter of 1997, the Company has made no provisions for income taxes. In the third quarter of 1996, the Company showed an income tax provision of approximately $1.0 million.

Liquidity and Capital Resources

      The Company has a line of credit with a commercial bank under which the Company may borrow up to $15 million based on eligible assets; the term of the credit line runs through June 30, 1998. At September 27, 1997, the Company had no borrowings outstanding under this line of credit, but the credit line is being used to guarantee certain letters of credit generated by the Company. The line of credit does not restrict the Company from paying cash dividends on its capital stock and the only financial covenant is to maintain a minimum of pledged investments of $17.7 million in the Company's Liquidity Management account with the bank. The Company is currently in compliance with this financial covenant under the line of credit agreement. As of September 27, 1997, the amount of unrestricted equity available for distribution as a result of these covenants was $46.5 million.

      The Company's operating activities used net cash of $4.9 million in the first nine months of 1997, primarily due to the Company's net loss, but also due to an increase in accounts receivable of $6.7 million. Capital purchases were $2.3 million for the first nine months of 1997. The Company has entered into a new operating lease agreement of $1.2 million of which $0.7 million is available over the next three quarters.

      At September 27, 1997, the Company had cash, cash equivalents and short-term investments of $47.4 million, long-term investments of $0.8 million, and working capital of $56.5 million compared to $55.5 million, $0.2 million, and $58.7 million respectively at December 31, 1996. The Company believes its existing cash, cash equivalents and short-term investments, together with its available line of credit and current equipment lease lines, will be sufficient to satisfy the Company's projected working capital and capital expenditure requirements through at least the next twelve months.

Item 3.      Quantitative and Qualitative Disclosures About Market
Risks

      Not applicable.

                                PART II

                           OTHER INFORMATION

Item 1.         Legal Proceedings

      In January 1995, Atmel Corporation ("Atmel") notified the Company and Samsung Electronics Co., Ltd. ("Samsung") of certain claims and demanded that the Company and Samsung either negotiate licenses with Atmel or cease manufacturing the Company's products at Samsung. The Company received an opinion from its patent counsel, Blakely, Sokoloff, Taylor & Zafman, that the Company does not violate any of the patents identified in Atmel's notice to the Company, and the Company believes the patent claims are without merit. The Company also believes that the other claims in the notice from Atmel were without merit, and its general counsel, on January 14, 1995, after reviewing with appropriate senior and knowledgeable personnel at the Company the factual information surrounding the other claims, provided a written response to Atmel that these claims were without merit. Atmel filed a complaint on June 15, 1995 in the United States District Court for the Northern District of California which alleges causes of action against the Company for patent infringement, trade secret misappropriation, breach of written contract, breach of contract implied-in-fact, unjust enrichment and declaratory relief. Atmel, in addition to damages and injunctive relief, is seeking a declaration from the Court that Atmel is a co-owner of the Company's ChipCorder products. All the causes of action alleged in the complaint appear to be based on the same circumstances alleged in the January 1995 Atmel notice. The Company believes the causes of action in the complaint to be without merit and has had its general counsel file an answer denying any wrongful conduct and asserting counterclaims for damage caused to the Company by Atmel's termination of the fabrication arrangement between the parties. Although the action has been pending for more than two years, compulsory discovery was stayed until recently. The court has bifurcated the issues related to liability and damages and has stayed discovery on liability issues. A hearing on the appropriate construction of the claims is set for November 1997. While the Company does not believe the ultimate resolution of this matter will have a material impact on its business or financial position, it may have a material adverse impact on the results of operations in the period in which it is resolved.

Item 4.         Submission of Matters to a Vote of Securities Holders

      The Company's Annual Meeting of Shareholders was held on August 7, 1997. The following matters were voted upon by shareholders pursuant to proxies solicited pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934.

(a)   The  following  individuals  were  elected  to the  Board  of
Directors:


                               Votes For           Votes Withheld
                               ---------           --------------

David L. Angel                 9,293,227               65,322
Frederick B. Bamber            9,338,742               19,807
Eugene J. Flath                9,338,642               19,907
Alan V. King                   9,333,372               25,177
Eric J. Ochiltree              9,338,742               19,807
Frederick L. Zieber            9,340,122               18,427

(b) Approval of an amendment to the ISD 1994 Equity Incentive Plan that increases the number of shares of Common Stock reserved for issuance thereunder by 750,000 shares, from 2,000,000 shares to 2,750,000 shares.

       For            Against          Abstain          No Vote

    6,214,304        1,219,304          10,383         1,914,557


(c) Approval of an amendment to the ISD 1994 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 50,000 shares, from 120,000 shares to 170,000 shares.

       For            Against          Abstain          No Vote

    6,730,612         783,721           10,603         1,833,613


(d) Ratification of appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1997.

       For            Against          Abstain          No Vote

    9,344,554          6,527            7,468              0


Item 6.         Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed herewith.


Exhibit
Number                        Exhibit Title
-------                       -------------

10.02 - Registrant's 1994 Equity Incentive Plan, as amended, and related documents.

10.04 - Registrant's   1994  Employee  Stock  Purchase  Plan,  as amended.

11.01 - Statement regarding computation of per share earnings.

27.01 - Financial Data Schedule

      (b) The Company did not file a report on Form 8-K during the period ended September 27, 1997.

                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INFORMATION STORAGE DEVICES, INC.
                                    (Registrant)



Date:  November 11, 1997
                                    /S/ Felix J. Rosengarten
                                    ------------------------
                                    Felix J. Rosengarten
                                    Vice President, Finance and Administration
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Officer)

                                                      EXHIBIT 10.02

                 INFORMATION STORAGE DEVICES, INC.

                    1994 EQUITY INCENTIVE PLAN

                   As Adopted September 12, 1994

                 As Amended through April 30, 1997


          1. PURPOSE. The purpose of the Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company, its Parent, Subsidiaries and Affiliates, by offering them an opportunity to participate in the Company's future performance through awards of Options, Restricted Stock and Stock Bonuses. Capitalized terms not defined in the text are defined in Section 23.

          2.   SHARES SUBJECT TO THE PLAN.

               2.1 Number of Shares Available. Subject to Sections 2.2 and 18, the total number of Shares reserved and available for grant and issuance pursuant to the Plan shall be 2,750,000 Shares. Any shares issuable upon exercise of options granted pursuant to the 1987 Stock Option Plan (the "Prior Plan") that expire or become unexercisable for any reason without having been exercised in full, shall no longer be available for distribution under the Prior Plan, but shall be available for distribution under this Plan. Subject to Sections 2.2 and 18, Shares shall again be available for grant and issuance in connection with future Awards under the Plan that: (a) are subject to issuance upon exercise of an Option but cease to be subject to such Option for any reason other than exercise of such Option, (b) are subject to an Award granted hereunder but are forfeited or are repurchased by the Company at the original issue price, or (c) are subject to an Award that otherwise terminates without Shares being issued.

               2.2 Adjustment of Shares. In the event that the number of outstanding Shares is changed by a stock dividend, recapitalization, stock split, reverse stock split, subdivision, combination, reclassification or similar change in the capital structure of the Company without consideration, then (a) the number of Shares reserved for issuance under the Plan, (b) the Exercise Prices of and number of Shares subject to outstanding Options, and (c) the number of Shares subject to other outstanding Awards shall be proportionately adjusted, subject to any required action by the Board or the shareholders of the Company and compliance with applicable securities laws; provided, however, that fractions of a Share shall not be issued but shall either be paid in cash at Fair Market Value or shall be rounded up to the nearest Share, as determined by the Committee.

          3. ELIGIBILITY. ISOs (as defined in Section 5 below) may be granted only to employees (including officers and directors who are also employees) of the Company or of a Parent or Subsidiary of the Company. All other Awards may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any Parent, Subsidiary or Affiliate of the Company; provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. No person shall be eligible to receive more than 500,000 Shares at any time during the term of this Plan pursuant to the grant of Awards hereunder. A person may be granted more than one Award under the Plan.

          4.   ADMINISTRATION.

               4.1 Committee Authority. The Plan shall be administered by the Committee or the Board acting as the Committee. Subject to the general purposes, terms and conditions of the Plan, and to the direction of the Board, the Committee shall have full power to implement and carry out the Plan. The Committee shall have the authority to:

          (a)  construe   and   interpret   the  Plan,   any  Award
               Agreement  and  any  other   agreement  or  document
               executed pursuant to the Plan;

          (b) prescribe, amend and rescind rules and regulations relating to the Plan;

          (c)  select persons to receive Awards;

          (d)  determine the form and terms of Awards;

          (e)  determine    the   number   of   Shares   or   other
               consideration subject to Awards;

          (f) determine whether Awards will be granted singly, in combination, in tandem with, in replacement of, or as alternatives to, other Awards under the Plan or any other incentive or compensation plan of the Company or any Parent, Subsidiary or Affiliate of the Company;

          (g)  grant waivers of Plan or Award conditions;

          (h) determine the vesting, exercisability and payment of Awards;

          (i)  correct  any  defect,   supply  any   omission,   or
               reconcile any inconsistency in the Plan, any Award or any Award Agreement;

          (j)  determine whether an Award has been earned; and

          (k)  make   all   other   determinations   necessary   or
               advisable for the administration of the Plan.

               4.2 Committee Discretion. Any determination made by the Committee with respect to any Award shall be made in its sole discretion at the time of grant of the Award or, unless in contravention of any express term of the Plan or Award, at any later time, and such determination shall be final and binding on the Company and all persons having an interest in any Award under the Plan. The Committee may delegate to one or more officers of the Company the authority to grant an Award under the Plan to Participants who are not Insiders of the Company.

               4.3 Exchange Act Requirements. If two or more members of the Board are Outside Directors, the Committee shall be comprised of at least two members of the Board, all of whom are Outside Directors and Disinterested Persons. The Company will take appropriate steps to comply with the disinterested administration requirements of Section 16(b) of the Exchange Act, which shall consist of the appointment by the Board of a Committee consisting of not less than two members of the Board, each of whom is a Disinterested Person.

          5. OPTIONS. The Committee may grant Options to eligible persons and shall determine whether such Options shall be Incentive Stock Options within the meaning of the Code ("ISOs") or Nonqualified Stock Options ("NQSOs"), the number of Shares subject to the Option, the Exercise Price of the Option, the period during which the Option may be exercised, and all other terms and conditions of the Option, subject to the following:

               5.1 Form of Option Grant. Each Option granted under the Plan shall be evidenced by an Award Agreement which shall expressly identify the Option as an ISO or NQSO ("Stock Option Agreement"), and be in such form and contain such provisions (which need not be the same for each Participant) as the Committee shall from time to time approve, and which shall comply with and be subject to the terms and conditions of the Plan.

               5.2 Date of Grant. The date of grant of an Option shall be the date on which the Committee makes the determination to grant such Option, unless otherwise specified by the Committee. The Stock Option Agreement and a copy of the Plan will be delivered to the Participant within a reasonable time after the granting of the Option.

               5.3 Exercise Period. Options shall be exercisable within the times or upon the events determined by the Committee as set forth in the Stock Option Agreement; provided, however, that no Option shall be exercisable after the expiration of ten (10) years from the date the Option is granted, and provided further that no ISO granted to a person who directly or by attribution owns more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary of the Company ("Ten Percent Shareholder") shall be exercisable after the expiration of five (5) years from the date the ISO is granted. The Committee also may provide for the exercise of Options to become exercisable at one time or from time to time, periodically or otherwise, in such number or percentage as the Committee determines.

               5.4 Exercise Price. The Exercise Price shall be determined by the Committee when the Option is granted and may be not less than 85% of the Fair Market Value of the Shares on the date of grant; provided that (i) the Exercise Price of an ISO shall be not less than 100% of the Fair Market Value of the Shares on the date of grant and (ii) the Exercise Price of any ISO granted to a Ten Percent Shareholder shall not be less than 110% of the Fair Market Value of the Shares on the date of grant. Payment for the Shares purchased may be made in accordance with Section 8 of the Plan.

               5.5 Method of Exercise. Options may be exercised only by delivery to the Company of a written stock option exercise agreement (the "Exercise Agreement") in a form approved by the Committee (which need not be the same for each Participant), stating the number of Shares being purchased, the restrictions imposed on the Shares, if any, and such representations and agreements regarding Participant's investment intent and access to information and other matters, if any, as may be required or desirable by the Company to comply with applicable securities laws, together with payment in full of the Exercise Price for the number of Shares being purchased.

               5.6 Termination. Notwithstanding the exercise periods set forth in the Stock Option Agreement, exercise of an Option shall always be subject to the following:

          (a) If the Participant is Terminated for any reason except death or Disability, then Participant may exercise such Participant's Options only to the extent that such Options would have been exercisable upon the Termination Date no later than three (3) months after the Termination Date (or such shorter time period as may be specified in the Stock Option Agreement), but in any event, no later than the expiration date of the Options.

          (b) If the Participant is terminated because of death or Disability (or the Participant dies within three
               (3) months of such termination), then Participant's Options may be exercised only to the extent that such Options would have been exercisable by Participant on the Termination Date and must be exercised by Participant (or Participant's legal representative or authorized assignee) no later than twelve (12) months after the Termination Date (or such shorter time period as may be specified in the Stock Option Agreement), but in any event no later than the expiration date of the Options.

               5.7 Limitations on Exercise. The Committee may specify a reasonable minimum number of Shares that may be purchased on any exercise of an Option, provided that such minimum number will not prevent Participant from exercising the Option for the full number of Shares for which it is then exercisable.

               5.8 Limitations on ISOs. The aggregate Fair Market Value (determined as of the date of grant) of Shares with respect to which ISOs are exercisable for the first time by a Participant during any calendar year (under the Plan or under any other incentive stock option plan of the Company or any Affiliate, Parent or Subsidiary of the Company) shall not exceed $100,000. If the Fair Market Value of Shares on the date of grant with respect to which ISOs are exercisable for the first time by a Participant during any calendar year exceeds $100,000, the Options for the first $100,000 worth of Shares to become exercisable in such calendar year shall be ISOs and the Options for the amount in excess of $100,000 that become exercisable in that calendar year shall be NQSOs. In the event that the Code or the regulations promulgated thereunder are amended after the Effective Date of the Plan to provide for a different limit on the Fair Market Value of Shares permitted to be subject to ISOs, such different limit shall be automatically incorporated herein and shall apply to any Options granted after the effective date of such amendment.

               5.9 Modification, Extension or Renewal. The Committee may modify, extend or renew outstanding Options and authorize the grant of new Options in substitution therefor, provided that any such action may not, without the written consent of Participant, impair any of Participant's rights under any Option previously granted. Any outstanding ISO that is modified, extended, renewed or otherwise altered shall be treated in accordance with Section 424(h) of the Code. The Committee may reduce the Exercise Price of outstanding Options without the consent of Participants affected by a written notice to them; provided, however, that the Exercise Price may not be reduced below the minimum Exercise Price that would be permitted under Section 5.4 of the Plan for Options granted on the date the action is taken to reduce the Exercise Price.

               5.10 No Disqualification. Notwithstanding any other provision in the Plan, no term of the Plan relating to ISOs shall be interpreted, amended or altered, nor shall any discretion or authority granted under the Plan be exercised, so as to disqualify the Plan under Section 422 of the Code or, without the consent of the Participant affected, to disqualify any ISO under
Section 422 of the Code.

          6. RESTRICTED STOCK. A Restricted Stock Award is an offer by the Company to sell to an eligible person Shares that are subject to restrictions. The Committee shall determine to whom an offer will be made, the number of Shares the person may purchase, the price to be paid (the "Purchase Price"), the restrictions to which the Shares shall be subject, and all other terms and conditions of the Restricted Stock Award, subject to the following:

               6.1 Form of Restricted Stock Award. All purchases under a Restricted Stock Award made pursuant to the Plan shall be evidenced by an Award Agreement ("Restricted Stock Purchase Agreement") that shall be in such form (which need not be the same for each Participant) as the Committee shall from time to time approve, and shall comply with and be subject to the terms and conditions of the Plan. The offer of Restricted Stock shall be accepted by the Participant's execution and delivery of the Restricted Stock Purchase Agreement and full payment for the Shares to the Company within thirty (30) days from the date the Restricted Stock Purchase Agreement is delivered to the person. If such person does not execute and deliver the Restricted Stock Purchase Agreement along with full payment for the Shares to the Company within thirty (30) days, then the offer shall terminate, unless otherwise determined by the Committee.

               6.2 Purchase Price. The Purchase Price of Shares sold pursuant to a Restricted Stock Award shall be determined by the Committee and shall be at least 85% of the Fair Market Value of the Shares on the date the Restricted Stock Award is granted, except in the case of a sale to a Ten Percent Shareholder, in which case the Purchase Price shall be 100% of the Fair Market Value. Payment of the Purchase Price may be made in accordance with Section 8 of the Plan.

               6.3 Restrictions. Restricted Stock Awards shall be subject to such restrictions as the Committee may impose. The Committee may provide for the lapse of such restrictions in installments and may accelerate or waive such restrictions, in whole or part, based on length of service, performance or such other factors or criteria as the Committee may determine.

          7.   STOCK BONUSES.

               7.1 Awards of Stock Bonuses. A Stock Bonus is an award of Shares (which may consist of Restricted Stock) for services rendered to the Company or any Parent, Subsidiary or Affiliate of the Company. A Stock Bonus may be awarded for past services already rendered to the Company, or any Parent, Subsidiary or Affiliate of the Company pursuant to an Award Agreement (the "Stock Bonus Agreement") that shall be in such form (which need not be the same for each Participant) as the Committee shall from time to time approve, and shall comply with and be subject to the terms and conditions of the Plan. A Stock Bonus may be awarded upon satisfaction of such performance goals as are set out in advance in the Participant's individual Award Agreement (the "Performance Stock Bonus Agreement") that shall be in such form (which need not be the same for each Participant) as the Committee shall from time to time approve, and shall comply with and be subject to the terms and conditions of the Plan. Stock Bonuses may vary from Participant to Participant and between groups of Participants, and may be based upon the achievement of the Company, Parent, Subsidiary or Affiliate and/or individual performance factors or upon such other criteria as the Committee may determine.

               7.2 Terms of Stock Bonuses. The Committee shall determine the number of Shares to be awarded to the Participant and whether such Shares shall be Restricted Stock. If the Stock Bonus is being earned upon the satisfaction of performance goals pursuant to a Performance Stock Bonus Agreement, then the Committee shall determine: (a) the nature, length and starting date of any period during which performance is to be measured (the "Performance Period") for each Stock Bonus; (b) the performance goals and criteria to be used to measure the performance, if any; (c) the number of Shares that may be awarded to the Participant; and (d) the extent to which such Stock Bonuses have been earned. Performance Periods may overlap and Participants may participate simultaneously with respect to Stock Bonuses that are subject to different Performance Periods and different performance goals and other criteria. The number of Shares may be fixed or may vary in accordance with such performance goals and criteria as may be determined by the Committee. The Committee may adjust the performance goals applicable to the Stock Bonuses to take into account changes in law and accounting or tax rules and to make such adjustments as the Committee deems necessary or appropriate to reflect the impact of extraordinary or unusual items, events or circumstances to avoid windfalls or hardships.

               7.3 Form of Payment. The earned portion of a Stock Bonus may be paid currently or on a deferred basis with such interest or dividend equivalent, if any, as the Committee may determine. Payment may be made in the form of cash, whole Shares, including Restricted Stock, or a combination thereof, either in a lump sum payment or in installments, all as the Committee shall determine.
               7.4 Termination During Performance Period. If a Participant is Terminated during a Performance Period for any reason, then such Participant shall be entitled to payment (whether in Shares, cash or otherwise) with respect to the Stock Bonus only to the extent earned as of the date of Termination in accordance with the Performance Stock Bonus Agreement, unless the Committee shall determine otherwise.

          8.   PAYMENT FOR SHARE PURCHASES.

               8.1 Payment. Payment for Shares purchased pursuant to the Plan may be made in cash (by check) or, where expressly approved for the Participant by the Committee and where permitted by law:

          (a) by cancellation of indebtedness of the Company to the Participant;

          (b) by surrender of shares that either: (1) have been owned by Participant for more than six (6) months and have been paid for within the meaning of SEC Rule 144 (and, if such shares were purchased from the Company by use of a promissory note, such note has been fully paid with respect to such shares); or (2) were obtained by Participant in the public market;

          (c) by tender of a full recourse promissory note having such terms as may be approved by the Committee and bearing interest at a rate sufficient to avoid imputation of income under Sections 483 and 1274 of the Code; provided, however, that Participants who
                         --------   -------
               are not employees of the Company shall not be entitled to purchase Shares with a promissory note unless the note is adequately secured by collateral other than the Shares; provided, further, that the
                                       --------   -------
               portion of the Purchase Price equal to the par value of the Shares, if any, must be paid in cash.

          (d)  by  waiver  of   compensation   due  or  accrued  to
               Participant for services rendered;

          (e)  by tender of property;

          (f) with respect only to purchases upon exercise of an Option, and provided that a public market for the Company's stock exists:

               (1) through a "same day sale" commitment from Participant and a broker-dealer that is a member of the National Association of Securities Dealers (a "NASD Dealer") whereby the Participant irrevocably elects to exercise the Option and to sell a portion of the Shares so purchased to pay for the Exercise Price, and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the Exercise Price directly to the Company; or

               (2) through a "margin" commitment from Participant and a NASD Dealer whereby Participant irrevocably elects to exercise the Option and to pledge the Shares so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the Exercise Price, and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the Exercise Price directly to the Company;
          or

          (g)  by any combination of the foregoing.

               8.2 Loan Guarantees. The Committee may help the Participant pay for Shares purchased under the Plan by authorizing a guarantee by the Company of a third-party loan to the Participant.

          9.   WITHHOLDING TAXES.

               9.1 Withholding Generally. Whenever Shares are to be issued in satisfaction of Awards granted under the Plan, the Company may require the Participant to remit to the Company an amount sufficient to satisfy federal, state and local withholding tax requirements prior to the delivery of any certificate or certificates for such Shares. Whenever, under the Plan, payments in satisfaction of Awards are to be made in cash, such payment shall be net of an amount sufficient to satisfy federal, state, and local withholding tax requirements.

               9.2 Stock Withholding. When, under applicable tax laws, a Participant incurs tax liability in connection with the exercise or vesting of any Award that is subject to tax withholding and the Participant is obligated to pay the Company the amount required to be withheld, the Committee may allow the Participant to satisfy the minimum withholding tax obligation by electing to have the Company withhold from the Shares to be issued that number of Shares having a Fair Market Value equal to the minimum amount required to be withheld, determined on the date that the amount of tax to be withheld is to be determined (the "Tax Date"). All elections by a Participant to have Shares withheld for this purpose shall be made in writing in a form acceptable to the Committee and shall be subject to the following restrictions:

          (a) the election must be made on or prior to the applicable Tax Date;

          (b) once made, then except as provided below, the election shall be irrevocable as to the particular Shares as to which the election is made;

          (c) all elections shall be subject to the consent or disapproval of the Committee;

          (d) if the Participant is an Insider and if the Company is subject to Section 16(b) of the Exchange Act:
               (1) the election may not be made within six (6) months of the date of grant of the Award, except as otherwise permitted by SEC Rule 16b-3(e) under the Exchange Act, and (2) either (A) the election to use stock withholding must be irrevocably made at least six (6) months prior to the Tax Date (although such election may be revoked at any time at least six (6) months prior to the Tax Date) or
               (B) the exercise of the Option or election to use stock withholding must be made in the ten (10) day period beginning on the third day following the release of the Company's quarterly or annual summary statement of sales or earnings; and

          (e) in the event that the Tax Date is deferred until six (6) months after the delivery of Shares under
               Section 83(b) of the Code, the Participant shall receive the full number of Shares with respect to which the exercise occurs, but such Participant shall be unconditionally obligated to tender back to the Company the proper number of Shares on the Tax Date.

          10.  PRIVILEGES OF STOCK OWNERSHIP.

               10.1 Voting and Dividends. No Participant shall have any of the rights of a shareholder with respect to any Shares until the Shares are issued to the Participant. After Shares are issued to the Participant, the Participant shall be a shareholder and have all the rights of a shareholder with respect to such Shares, including the right to vote and receive all dividends or other distributions made or paid with respect to such Shares; provided, that if such Shares are Restricted Stock, then any new, additional or different securities the Participant may become entitled to receive with respect to such Shares by virtue of a stock dividend, stock split or any other change in the corporate or capital structure of the Company shall be subject to the same restrictions as the Restricted Stock; provided, further, that the Participant shall have no right to retain such stock dividends or stock distributions with respect to Shares that are repurchased at the Participant's original Purchase Price pursuant to Section 12.

               10.2 Financial Statements. The Company shall provide financial statements to each Participant prior to such Participant's purchase of Shares under the Plan, and to each Participant annually during the period such Participant has Awards outstanding; provided, however, the Company shall not be required to provide such financial statements to Participants whose services in connection with the Company assure them access to equivalent information.

          11. TRANSFERABILITY. Awards granted under the Plan, and any interest therein, shall not be transferable or assignable by Participant, and may not be made subject to execution, attachment or similar process, otherwise than by will or by the laws of descent and distribution or as consistent with the specific Plan and Award Agreement provisions relating thereto. During the lifetime of the Participant an Award shall be exercisable only by the Participant, and any elections with respect to an Award, may be made only by the Participant.

          12. RESTRICTIONS ON SHARES. At the discretion of the Committee, the Company may reserve to itself and/or its assignee(s) in the Award Agreement (a) a right of first refusal to purchase all Shares that a Participant (or a subsequent transferee) may propose to transfer to a third party, and/or (b) a right to repurchase a portion of or all Shares held by a Participant following such Participant's Termination at any time within ninety (90) days after the later of Participant's Termination Date and the date Participant purchases Shares under the Plan, for cash or cancellation of purchase money indebtedness, at: (A) with respect to Shares that are "Vested" (as defined in the Award Agreement), the higher of: (l) Participant's original Purchase Price, or (2) the Fair Market Value of such Shares on Participant's Termination Date, provided, that such right of repurchase (i) must be exercised as to all such "Vested" Shares unless a Participant consents to the Company's repurchase of only a portion of such "Vested" Shares and (ii) terminates when the Company's securities become publicly traded; or (B) with respect to Shares that are not "Vested" (as defined in the Award Agreement), at the Participant's original Purchase Price, provided, that the right to repurchase at the original Purchase Price lapses at the rate of at least 20% per year over 5 years from the date the Shares were purchased (or from the date of grant of options in the case of Shares obtained pursuant to a Stock Option Agreement and Stock Option Exercise Agreement), and if the right to repurchase is assignable, the assignee must pay the Company, upon assignment of the right to repurchase, cash equal to the excess of the Fair Market Value of the Shares over the original Purchase Price.

          13. CERTIFICATES. All certificates for Shares or other securities delivered under the Plan shall be subject to such stock transfer orders, legends and other restrictions as the Committee may deem necessary or advisable, including restrictions under any applicable federal, state or foreign securities law, or any rules, regulations and other requirements of the SEC or any stock exchange or automated quotation system upon which the Shares may be listed.

          14.  ESCROW;  PLEDGE OF  SHARES.  To  enforce  any  restrictions  on a
Participant's Shares, the Committee may require the Participant to deposit all certificates representing Shares, together with stock powers or other instruments of transfer approved by the Committee, appropriately endorsed in blank, with the Company or an agent designated by the Company to hold in escrow until such restrictions have lapsed or terminated, and the Committee may cause a legend or legends referencing such restrictions to be placed on the certificates. Any Participant who is permitted to execute a promissory note as partial or full consideration for the purchase of Shares under the Plan shall be required to pledge and deposit with the Company all or part of the Shares so purchased as collateral to secure the payment of Participant's obligation to the Company under the promissory note; provided, however, that the Committee may require or accept other or additional forms of collateral to secure the payment of such obligation and, in any event, the Company shall have full recourse against the Participant under the promissory note notwithstanding any pledge of the Participant's Shares or other collateral. In connection with any pledge of the Shares, Participant shall be required to execute and deliver a written pledge agreement in such form as the Committee shall from time to time approve. The Shares purchased with the promissory note may be released from the pledge on a prorata basis as the promissory note is paid.

          15. EXCHANGE AND BUYOUT OF AWARDS. The Committee may, at any time or from time to time, authorize the Company, with the consent of the respective Participants, to issue new Awards in exchange for the surrender and cancellation of any or all outstanding Awards. The Committee may at any time buy from a Participant an Award previously granted with payment in cash, Shares (including Restricted Stock) or other consideration, based on such terms and conditions as the Committee and the Participant shall agree.

          16. SECURITIES LAW AND OTHER REGULATORY COMPLIANCE. An Award shall not be effective unless such Award is in compliance with all applicable federal and state securities laws, rules and regulations of any governmental body, and the requirements of any stock exchange or automated quotation system upon which the Shares may then be listed, as they are in effect on the date of grant of the Award and also on the date of exercise or other issuance. Notwithstanding any other provision in the Plan, the Company shall have no obligation to issue or deliver certificates for Shares under the Plan prior to (a) obtaining any approvals from governmental agencies that the Company determines are necessary or advisable, and/or (b) completion of any registration or other qualification of such shares under any state or federal law or ruling of any governmental body that the Company determines to be necessary or advisable. The Company shall be under no obligation to register the Shares with the SEC or to effect compliance with the registration, qualification or listing requirements of any state securities laws, stock exchange or automated quotation system, and the Company shall have no liability for any inability or failure to do so.

          17. NO OBLIGATION TO EMPLOY. Nothing in the Plan or any Award granted under the Plan shall confer or be deemed to confer on any Participant any right to continue in the employ of, or to continue any other relationship with, the Company or any Parent, Subsidiary or Affiliate of the Company or limit in any way the right of the Company or any Parent, Subsidiary or Affiliate of the Company to terminate Participant's employment or other relationship at any time, with or without cause.

          18.  CORPORATE TRANSACTIONS.

               18.1 Corporate Transactions. In the event of a Corporate Transaction (as defined in this Section 18.1), the exercisability of each Option shall be automatically accelerated so that each Option shall, immediately before the specified effective date for the Corporate Transaction, become fully exercisable with respect to the total number of Shares and may be exercised for all or any portion of such Shares; provided, that an Option shall not be accelerated if and to the extent that such Option is, in connection with the Corporate Transaction, either to be assumed by the successor corporation or parent thereof or to be replaced with a comparable option to purchase shares of the capital stock of the successor corporation or parent thereof. The determination of comparability shall be made by the Board or the Committee, and the Board or the Committee's determination shall be final, binding and conclusive. Upon the consummation of a Corporate Transaction, all outstanding Options shall, to the extent not previously exercised or assumed by the successor corporation or its parent, terminate and cease to be exercisable.

                    "Corporate Transaction" means (i) a merger or acquisition in which the Company is not the surviving entity (except for a transaction the principal purpose of which is to change the State in which the Company is incorporated), (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company or (iii) any other corporate reorganization or business combination that is not approved by the Board and in which the beneficial ownership of 50% or more of the Company's outstanding voting stock is transferred.

               18.2 Dissolution. In the event of the proposed dissolution or liquidation of the Company, the Board shall notify the Optionee at least fifteen
(15) days prior to such proposed action. To the extent that Options have not been previously exercised, such Options will terminate immediately prior to the consummation of such proposed action.

               18.3 Assumption of Awards by the Company. The Company, from time to time, also may substitute or assume outstanding awards granted by another company, whether in connection with an acquisition of such other company or otherwise, by either (a) granting an Option under this Plan in substitution of such other company's Option, or (b) assuming such Option as if it had been granted under this Plan if the terms of such assumed Option could be applied to an Option granted under this Plan. Such substitution or assumption shall be permissible if the holder of the substituted or assumed Option would have been eligible to be granted an Option under the Plan if the other company had applied the rules of the Plan to such grant. In the event the Company assumes an Option granted by another company, the terms and conditions of such Option shall remain unchanged (except that the Exercise Price and the number and nature of Shares issuable upon exercise of any such option will be adjusted appropriately pursuant to Section 424(a) of the Code). In the event the Company elects to grant a new Option rather than assuming an existing option, such new Option may be granted with a similarly adjusted Exercise Price.

          19. ADOPTION AND SHAREHOLDER APPROVAL. The Plan shall become effective on the closing of the first registration of the Company's Common Stock for sale to the public under the Securities Act (the "Effective Date"). The Plan shall be approved by the shareholders of the Company (excluding Shares issued pursuant to this Plan), consistent with applicable laws, within twelve (12) months before or after the date the Plan is adopted by the Board. Upon the Effective Date, the Board may grant Awards pursuant to the Plan; provided, however, that: (a) no Option may be exercised prior to initial shareholder approval of the Plan; (b) no Option granted pursuant to an increase in the number of Shares approved by the Board shall be exercised prior to the time such increase has been approved by the shareholders of the Company; and (c) in the event that shareholder approval is not obtained within the time period provided herein, all Awards granted hereunder shall be canceled, any Shares issued pursuant to any Award shall be canceled and any purchase of Shares hereunder shall be rescinded. After the Company becomes subject to Section 16(b) of the Exchange Act, the Company will comply with the requirements of Rule 16b-3 (or its successor), as amended, with respect to shareholder approval.

          20.  TERM OF PLAN.  The  Plan  will  terminate  ten  (10) years   from
the  date  the Plan is  adopted  by the  Board  or,  if earlier,  the  date   of
shareholder approval.

          21. AMENDMENT OR TERMINATION OF PLAN. The Board may at any time terminate or amend the Plan in any respect, including without limitation amendment of any form of Award Agreement or instrument to be executed pursuant to the Plan; provided, however, that the Board shall not, without the approval of the shareholders of the Company, amend the Plan in any manner that requires such shareholder approval pursuant to the Code or the regulations promulgated thereunder as such provisions apply to ISO plans or pursuant to the Exchange Act or Rule 16b-3 (or its successor), as amended, thereunder.

          22. NONEXCLUSIVITY OF THE PLAN. Neither the adoption of the Plan by the Board, the submission of the Plan to the shareholders of the Company for approval, nor any provision of the Plan shall be construed as creating any limitations on the power of the Board to adopt such additional compensation arrangements as it may deem desirable, including, without limitation, the granting of stock options and bonuses otherwise than under the Plan, and such arrangements may be either generally applicable or applicable only in specific cases.

          23. DEFINITIONS. As used in the Plan, the following terms shall have the following meanings:

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

               "Award" means any award under the Plan, including any Option, Restricted Stock or Stock Bonus.

               "Award Agreement" means, with respect to each Award, the signed written agreement between the Company and the Participant setting forth the terms and conditions of the Award.

               "Board" means the Board of Directors of the Company.

               "Code" means the Internal  Revenue Code of 1986,  as amended.

               "Committee" means the committee appointed by the Board to administer the Plan, or if no committee is appointed, the Board.

               "Company" means Information Storage Devices, Inc., a corporation organized under the laws of the State of California, or any successor corporation.

               "Disability" means a disability, whether temporary or permanent, partial or total, within the meaning of Section 22(e)(3) of the Code, as determined by the Committee.

               "Disinterested Person" means a director who has not, during the period that person is a member of the Committee and for one year prior to service as a member of the Committee, been granted or awarded equity securities pursuant to the Plan or any other plan of the Company or any Parent, Subsidiary or Affiliate of the Company, except in accordance with the requirements set forth in Rule 16b-3(c)(2)(i) (and any successor regulation thereto) as promulgated by the SEC under Section 16(b) of the Exchange Act, as such rule is amended from time to time and as interpreted by the SEC.

               "Exchange Act" means the Securities Exchange Act of 1934, as amended.

               "Exercise Price" means the price at which a holder of an Option may purchase the Shares issuable upon exercise of the Option.

               "Fair Market Value" means, as of any date, the value of a share of the Company's Common Stock determined as follows:

          (a) if such Common Stock is then quoted on the Nasdaq National Market, its closing price on the Nasdaq National Market on the last trading day prior to the date of determination as reported in The Wall Street Journal;

          (b) if such Common Stock is publicly traded and is then listed on a national securities exchange, its closing price on the last trading day prior to the date of determination on the principal national securities exchange on which the Common Stock is listed or admitted to trading as reported in The Wall Street Journal;

          (c) if such Common Stock is publicly traded but is not quoted on the Nasdaq National Market nor listed or admitted to trading on a national securities exchange, the average of the closing bid and asked prices on the last trading day prior to the date of determination as reported by The Wall Street Journal; or

          (d) if none of the foregoing is applicable, by the Board in good faith.

               "Insider" means an officer or director of the Company or any other person whose transactions in the Company's Common Stock are subject to
Section 16 of the Exchange Act.

               "Outside Director" means any director who is not (a) a current employee of the Company or any Parent, Subsidiary or Affiliate of the Company,
(b) a former employee of the Company or any Parent, Subsidiary or Affiliate of the Company who is receiving compensation for prior services (other than benefits under a tax-qualified pension plan), (c) a current or former officer of the Company or any Parent, Subsidiary or Affiliate of the Company or (d) currently receiving compensation for personal services in any capacity, other than as a director, from the Company or any Parent, Subsidiary or Affiliate of the Company; provided, however, that at such time as the term "Outside Director", as used in Section 162(m) is defined in regulations promulgated under
Section 162(m) of the Code, "Outside Director" shall have the meaning set forth in such regulations, as amended from time to time and as interpreted by the Internal Revenue Service.

               "Option" means an award of an option to purchase Shares pursuant to Section 5.

               "Parent" means any corporation (other than the Company) in an unbroken chain of corporations ending with the Company, if at the time of the granting of an Award under the Plan, each of such corporations other than the Company owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

               "Participant" means a person who receives an Award under the Plan.

               "Plan" means this Information Storage Devices, Inc. 1994 Equity Incentive Plan, as amended from time to time.

               "Restricted Stock Award"  means an  award of  Shares pursuant to
Section 6.

               "SEC" means the Securities and Exchange Commission.

               "Securities Act"  means the  Securities Act of 1933, as amended.

               "Shares" means shares of the Company's Common Stock reserved for issuance under the Plan, as adjusted pursuant to Sections 2 and 15, and any successor security.

               "Stock Bonus" means an award of Shares, or cash in lieu of Shares, pursuant to Section 7.

               "Subsidiary" means any corporation (other than the Company) in an unbroken chain of corporations beginning with the Company if, at the time of granting of the Award, each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

               "Termination" or "Terminated" means, for purposes of the Plan with respect to a Participant, that the Participant has ceased to provide services as an employee, director, consultant, independent contractor or adviser, to the Company or a Parent, Subsidiary or Affiliate of the Company, except in the case of sick leave, military leave, or any other leave of absence approved by the Committee, provided, that such leave is for a period of not more than ninety (90) days, or reinstatement upon the expiration of such leave is guaranteed by contract or statute. The Committee shall have sole discretion to determine whether a Participant has ceased to provide services and the effective date on which the Participant ceased to provide services (the "Termination Date").

                        INFORMATION STORAGE DEVICES, INC.

                           1994 EQUITY INCENTIVE PLAN

                             STOCK OPTION AGREEMENT
                             ----------------------

         This Stock Option Agreement ("Agreement") includes the Notice of Grant of Stock Options attached hereto (the "Notice of Grant"), which is incorporated herein by reference, and is made and entered into as of the date of grant shown on the Notice of Grant (the "Date of Grant") by and between the Company and the participant named on the Notice of Grant ("Participant"). Capitalized terms not defined in this Agreement or on the Notice of Grant have the meaning ascribed to them in the Company's 1994 Equity Incentive Plan (the "Plan").

         1. Grant of Option. The Company hereby grants to Participant an option (the "Option") to purchase the total number of shares of Common Stock of the Company (the "Shares") at the Exercise Price Per Share shown on the Notice of Grant (the "Exercise Price"), subject to all of the terms and conditions of this Agreement and the Plan. If designated as an Incentive Stock Option on the Notice of Grant, the Option is intended to qualify as an "incentive stock option" ("ISO") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

         2.  Exercise  Period.  This  Option  becomes  exercisable  as it vests.
Provided Participant continues to provide services to the Company or any Subsidiary, Parent or Affiliate of the Company throughout the specified period, the Option shall become exercisable as shown on the Notice of Grant. The Option shall expire on the Expiration Date shown on the Notice of Grant and must be exercised, if at all, on or before the Expiration Date.

         3.  Termination.

             3.1 Termination for Any Reason Except Death or Disability. If Participant is Terminated for any reason, except death or Disability, the Option, to the extent (and only to the extent) that it would have been exercisable by Participant on the date of Termination, may be exercised by Participant no later than three (3) months after the date of Termination, but in any event no later than the Expiration Date.

             3.2
Termination Because of Death or Disability. If Participant is Terminated because of death or Disability of Participant, the Option, to the extent that it is exercisable by Participant on the date of Termination, may be exercised by Participant (or Participant's legal representative) no later than twelve (12) months after the date of Termination, but in any event no later than the Expiration Date.

             3.3 No Obligation to Employ. Nothing in the Plan or this Agreement shall confer on Participant any right to continue in the employ of, or other relationship with, the Company or any Parent, Subsidiary or Affiliate of the Company, or limit in any way the right of the Company or any Parent, Subsidiary or Affiliate of the Company to terminate Participant's employment or other relationship at any time, with or without cause.

         4.  Manner of Exercise.

             4.1 Stock Option Exercise Agreement. To exercise this Option, Participant (or in the case of exercise after Participant's death, Participant's executor, administrator, heir or legatee, as the case may be) must deliver to the Company an executed stock option exercise agreement in the form attached hereto as Exhibit A, or in such other form as may be approved by the Company from time to time (the "Exercise Agreement"), which shall set forth, inter alia, Participant's election to exercise the Option, the number of Shares being purchased, any restrictions imposed on the Shares and any representations, warranties and agreements regarding Participant's investment intent and access to information as may be required by the Company to comply with applicable securities laws. If someone other than Participant exercises the Option, then such person must submit documentation reasonably acceptable to the Company that such person has the right to exercise the Option.

             4.2 Limitations on Exercise. The Option may not be exercised unless such exercise is in compliance with all applicable federal and state securities laws, as they are in effect on the date of exercise. The Option may not be exercised as to fewer than 100 Shares unless it is exercised as to all Shares as to which the Option is then exercisable.

             4.3 Payment. The Exercise Agreement shall be accompanied by full payment of the Exercise Price for the Shares being purchased in cash (by check), or where permitted by law:

    (a) by cancellation of indebtedness of the Company to the Participant;

    (b) by surrender of shares of the Company's Common Stock that either: (1) have been owned by Participant for more than six (6) months and have been paid for within the meaning of SEC Rule 144 and, if such shares were purchased from the Company by use of a promissory note, such note has been fully paid with respect to such shares); or (2) were obtained by Participant in the open public market; and (3) are clear of all liens, claims, encumbrances or security interests;

    (c) by tender of a full recourse promissory note having such terms as may be approved by the Committee and bearing interest at a rate sufficient to avoid imputation of income under Sections 483 and 1274 of the Code; provided, however, that
                                    --------   -------
         Participants  who are not  employees  of the Company
         shall not be entitled to purchase Shares with a promissory note unless the note is adequately secured by collateral other than the Shares; provided, further, that the portion of the Purchase
         --------   -------
         Price equal to the par value of the Shares, if any, must be paid in cash.

    (d)  by  waiver  of   compensation   due  or  accrued  to
         Participant for services rendered;

    (e)  by tender of property;

    (f) provided that a public market for the Company's stock exists, (1) through a "same day sale" commitment from Participant and a broker-dealer that is a member of the National Association of Securities Dealers (a "NASD Dealer") whereby
                                    -------------
         Participant irrevocably elects to exercise the Option and to sell a portion of the Shares so purchased to pay for the exercise price and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the exercise price directly to the Company, or (2) through a "margin"
                              --
         commitment from Participant and a NASD Dealer whereby Participant irrevocably elects to exercise the Option and to pledge the Shares so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the exercise price, and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the exercise price directly to the Company; or

    (g)  by any combination of the foregoing.

             4.4 Tax Withholding. Prior to the issuance of the Shares upon exercise of the Option, Participant must pay or provide for any applicable federal or state withholding obligations of the Company. If the Committee permits, Participant may provide for payment of withholding taxes upon exercise of the Option by requesting that the Company retain Shares with a Fair Market Value equal to the minimum amount of taxes required to be withheld. In such case, the Company shall issue the net number of Shares to the Participant by deducting the Shares retained from the Shares issuable upon exercise.

             4.5 Issuance of Shares. Provided that the Exercise Agreement and payment are in form and substance satisfactory to counsel for the Company, the Company shall issue the Shares registered in the name of Participant, Participant's authorized assignee, or Participant's legal representative, and shall deliver certificates representing the Shares with the appropriate legends affixed thereto.

         5. Notice of Disqualifying Disposition of ISO Shares. If the Option is an ISO, and if Participant sells or otherwise disposes of any of the Shares acquired pursuant to the ISO on or before the later of (1) the date two years after the Date of Grant, and (2) the date one year after transfer of such Shares to Participant upon exercise of the Option, Participant shall immediately notify the Company in writing of such disposition. Participant agrees that Participant may be subject to income tax withholding by the Company on the compensation income recognized by Participant from the early disposition by payment in cash or out of the current wages or other compensation payable to Participant.

         6. Compliance with Laws and Regulations. The exercise of the Option and the issuance and transfer of Shares shall be subject to compliance by the Company and Participant with all applicable requirements of federal and state securities laws and with all applicable requirements of any stock exchange on which the Company's Common Stock may be listed at the time of such issuance or transfer. Participant understands that the Company is under no obligation to register or qualify the Shares with the Securities and Exchange Commission, any state securities commission or any stock exchange to effect such compliance.

         7. Nontransferability of Option. The Option may not be transferred in any manner other than by will or by the laws of descent and distribution and may be exercised during the lifetime of Participant only by Participant. The terms of the Option shall be binding upon the executors, administrators, successors and assigns of Participant.

         8. Tax Consequences. Set forth below is a brief summary as of the Date of Grant of some of the federal and California tax consequences of exercise of the Option and disposition of the Shares. THIS SUMMARY IS NECESSARILY INCOMPLETE, AND THE TAX LAWS AND REGULATIONS ARE SUBJECT TO CHANGE. PARTICIPANT SHOULD CONSULT A TAX ADVISOR BEFORE EXERCISING THE OPTION OR DISPOSING OF THE SHARES.

             8.1 Exercise of ISO. If the Option qualifies as an ISO, there will be no regular federal or California income tax liability upon the exercise of the Option, although the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price will be treated as a tax preference item for federal income tax purposes and may subject the Participant to the alternative minimum tax in the year of exercise.

             8.2 Exercise of Nonqualified Stock Option. If the Option does not qualify as an ISO, there may be a regular federal and California income tax liability upon the exercise of the Option. Participant will be treated as having received compensation income (taxable at ordinary income tax rates) equal to the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price. The Company will be required to withhold from Participant's compensation or collect from Participant and pay to the applicable taxing authorities an amount equal to a percentage of this compensation income at the time of exercise.

             8.3 Disposition of Shares. If the Shares are held for more than twelve (12) months after the date of the transfer of the Shares pursuant to the exercise of the Option (and, in the case of an ISO, are disposed of more than two years after the Date of Grant), any gain realized on disposition of the Shares will be treated as long term capital gain for federal and California income tax purposes. If Shares purchased under an ISO are disposed of within one year of exercise or within two years after the Date of Grant, any gain realized on such disposition will be treated as compensation income (taxable at ordinary income rates) to the extent of the excess, if any, of the Fair Market Value of the Shares on the date of exercise over the Exercise Price. The Company will be required to withhold from Participant's compensation or collect from Participant and pay to the applicable taxing authorities an amount equal to a percentage of this compensation income at the time of exercise.

         9.  Privileges of Stock Ownership. Participant shall  not  have  any of
the   rights  of a  shareholder  with respect to any  Shares  until  Participant exercises  the Option and pays the Exercise Price.

         10. Interpretation. Any dispute regarding the interpretation of this Agreement shall be submitted by Participant or the Company to the Committee for review. The resolution of such a dispute by the Committee shall be final and binding on the Company and Participant.

         11. Entire Agreement. The Plan is incorporated herein by reference. This Agreement and the Plan constitute the entire agreement of the parties and supersede all prior undertakings and agreements with respect to the subject matter hereof.

         12. Notices. Any notice required to be given or delivered to the Company under the terms of this Agreement shall be in writing and addressed to the Corporate Secretary of the Company at its principal corporate offices. Any notice required to be given or delivered to Participant shall be in writing and addressed to Participant at the address indicated above or to such other address as such party may designate in writing from time to time to the Company. All notices shall be deemed to have been given or delivered upon: personal delivery; three (3) days after deposit in the United States mail by certified or registered mail (return receipt requested); one (1) business day after deposit with any return receipt express courier (prepaid); or one (1) business day after transmission by rapifax or telecopier.

         13. Successors and Assigns. The Company may assign any of its rights under this Agreement. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company. Subject to the restrictions on transfer set forth herein, this Agreement shall be binding upon Participant and Participant's heirs, executors, administrators, legal representatives, successors and assigns.

         14. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California.

         15. Acceptance. Participant hereby acknowledges receipt of a copy of the Plan and this Agreement. Participant has read and understands the terms and provisions thereof, and accepts the Option subject to all the terms and conditions of the Plan and this Agreement. Participant acknowledges that there may be adverse tax consequences upon exercise of the Option or disposition of the Shares and that Participant should consult a tax advisor prior to such exercise or disposition.

                                  EXHIBIT A


                       STOCK OPTION EXERCISE AGREEMENT

---------------------------------------------------------------------
                              Exhibit A
---------------------------------------------------------------------

                  INFORMATION STORAGE DEVICES, INC.
                   STOCK OPTION EXERCISE AGREEMENT

       I hereby elect to purchase the number of shares of Common Stock as set forth below:

Participant                          Number of Shares Purchased:
Social Security Number:              Purchase Price per Share:
Address:                             Aggregate Purchase Price:
                                     Date of Option Agreement:
-----------------------------------
Type     of     Option:      [     ] Exact Name of Title to Shares:
Incentive Stock Option                     _____
                                           _____
[   ]   Nonqualified Stock Option
      Participant hereby delivers to the Company the Aggregate Purchase Price, to the extent permitted in the Option Agreement as follows (check as applicable and complete):

[   ] in  cash  (by  check)  in the  amount  of  $__________________, receipt of which is acknowledged by the Company;

[   ] by  cancellation  of indebtedness of the Company to Participant in the amount of $_______________________;

[   ] by  delivery  of  ___________  fully-paid,   nonassessable  and
      vested shares of the common stock of the Company owned by Participant for at least six (6) months prior to the date hereof (and which have been paid for within the meaning of SEC Rule 144), or obtained by Participant in the open public market, and owned free and clear of all liens, claims, encumbrances or security interests, valued at the current Fair Market Value of $_________ per share;

[ ] by tender of a full recourse promissory note in the principal amount of $____________________________, secured by a Pledge Agreement of even date herewith;

[   ] by  the  waiver  hereby  of  compensation  due  or  accrued  to
      Participant   for   services   rendered   in  the   amount   of
      $----------------------;

[   ] by tender of property in the amount of $______________;

[     ]  through  a  "same-day-sale"   commitment,   delivered  herewith,   from
      Participant  and  the  NASD  Dealer  named  therein,   in  the  amount  of
      $___________________; or

[ ] through a "margin" commitment, delivered herewith from Participant and the NASD Dealer named therein, in the amount of $_____________________.

      Market Standoff Agreement. Participant, if requested by the Company and an underwriter of Common Stock (or other securities) of the Company, agrees not to sell or otherwise transfer or dispose of any Common Stock (or other securities) of the Company held by Participant during the period requested by the managing underwriter following the effective date of a registration statement of the Company filed under the Exchange Act, provided that all officers and directors of the Company are required to enter into similar agreements. Such agreement shall be in writing in a form satisfactory to the Company and such underwriter. The Company may impose stop-transfer instructions with respect to the shares (or other securities) subject to the foregoing restriction until the end of such period.

      Tax Consequences. PARTICIPANT UNDERSTANDS THAT PARTICIPANT MAY SUFFER ADVERSE TAX CONSEQUENCES AS A RESULT OF PARTICIPANT'S PURCHASE OR DISPOSITION OF THE SHARES. PARTICIPANT REPRESENTS THAT PARTICIPANT HAS CONSULTED WITH ANY TAX CONSULTANT(S) PARTICIPANT DEEMS ADVISABLE IN CONNECTION WITH THE PURCHASE OR DISPOSITION OF THE SHARES AND THAT PARTICIPANT IS NOT RELYING ON THE COMPANY FOR ANY TAX ADVICE.

      Entire Agreement. The Plan and Option Agreement are incorporated herein by reference. This Exercise Agreement, the Plan and the Option Agreement constitute the entire agreement of the parties and supersede in their entirety all prior undertakings and agreements of the Company and Participant with respect to the subject matter hereof, and is governed by California law except for that body of law pertaining to conflict of laws. Date:
                                     Signature of Participant

                                                                   EXHIBIT 10.04

                        INFORMATION STORAGE DEVICES, INC.

                        1994 EMPLOYEE STOCK PURCHASE PLAN

                        As Adopted on September 12, 1994

                        As Amended through April 30, 1997


      1. Establishment of Plan. Information Storage Devices, Inc. (the "Company") proposes to grant options for purchase of the Company's Common Stock to eligible employees of the Company and its Subsidiaries (as hereinafter defined) pursuant to this Employee Stock Purchase Plan (this "Plan"). For purposes of this Plan, "Parent Corporation" and "Subsidiary" (collectively, "Subsidiaries") shall have the same meanings as "parent corporation" and "subsidiary corporation" in Sections 424(e) and 424(f), respectively, of the Internal Revenue Code of 1986, as amended (the "Code"). The Company intends the Plan to qualify as an "employee stock purchase plan" under Section 423 of the Code (including any amendments to or replacements of such Section), and the Plan shall be so construed. Any term not expressly defined in the Plan but defined for purposes of Section 423 of the Code shall have the same definition herein. A total of 170,000 shares of the Company's Common Stock is reserved for issuance under the Plan. Such number shall be subject to adjustments effected in accordance with Section 14 of the Plan.

      2. Purpose. The purpose of the Plan is to provide employees of the Company and Subsidiaries designated by the Board of Directors of the Company (the "Board") as eligible to participate in the Plan with a convenient means of acquiring an equity interest in the Company through payroll deductions, to enhance such employees' sense of participation in the affairs of the Company and Subsidiaries, and to provide an incentive for continued employment.

      3. Administration. This Plan may be administered by the Board or a committee appointed by the Board (the "Committee"). If, at the time the Company registers under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a majority of the Board is not comprised of Disinterested Persons as defined in Rule 16b-3(d) promulgated under the Exchange Act, the Board shall appoint a committee consisting of at least two (2) members of the Board, each of whom is a Disinterested Person. As used in this Plan, references to the "Committee" shall mean either such committee or the Board if no committee has been established. After registration of the Company under the Exchange Act, Board members who are not Disinterested Persons may not vote on any matters affecting the administration of this Plan, but any such member may be counted for determining the existence of a quorum at any meeting of the Board. Subject to the provisions of the Plan and the limitations of Section 423 of the Code or any successor provision in the Code, all questions of interpretation or application of the Plan shall be determined by the Board and its decisions shall be final and binding upon all participants. Members of the Board shall receive no compensation for their services in connection with the administration of the Plan, other than standard fees as established from time to time by the Board for services rendered by Board members serving on Board committees. All expenses incurred in connection with the administration of the Plan shall be paid by the Company.

      4. Eligibility. Any employee of the Company or the Subsidiaries is eligible to participate in an Offering Period (as hereinafter defined) under the Plan except the following:

        (a) employees who are not employed by the Company or Subsidiaries fifteen (15) days before the beginning of such Offering Period;

        (b) employees who are customarily employed for less than twenty (20) hours per week;

        (c) employees who are customarily employed for less than five (5) months in a calendar year;

        (d) employees who, together with any other person whose stock would be attributed to such employee pursuant to Section 424(d) of the Code, own stock or hold options to purchase stock or who, as a result of being granted an option under the Plan with respect to such Offering Period, would own stock or hold options to purchase stock possessing 5 percent or more of the total combined voting power or value of all classes of stock of the Company or any of its Subsidiaries.

      5. Offering Dates. The Offering Periods of the Plan (the "Offering Period") shall be of 6 months duration commencing February 1 and August 1 of each year and ending on July 31 and January 31 respectively, during which payroll deductions of the participant are accumulated under this Plan. The first day of each Offering Period is referred to as the "Offering Date". The last business day of each Offering Period is referred to as the "Purchase Date". The Board shall have the power to change the duration of Offering Periods with respect to future offerings without shareholder approval if such change is announced at least fifteen (15) days prior to the scheduled beginning of the first Offering Period to be affected.

      6. Participation in the Plan. Eligible employees may become participants in an Offering Period under the Plan on the first Offering Date after satisfying the eligibility requirements by delivering a subscription agreement to the Company's or Subsidiary's (whichever employs such employee) treasury department (the "Treasury Department") not later than the 15th day of the month before such Offering Date unless a later time for filing the subscription agreement authorizing payroll deductions is set by the Board for all eligible employees with respect to a given Offering Period. An eligible employee who does not deliver a subscription agreement to the Treasury Department by such date after becoming eligible to participate in such Offering Period shall not participate in that Offering Period or any subsequent Offering Period unless such employee enrolls in the Plan by filing a subscription agreement with the Treasury Department not later than the 15th day of the month preceding a subsequent Offering Date. Once an employee becomes a participant in an Offering Period, such employee will automatically participate in the Offering Period commencing immediately following the last day of the prior Offering Period unless the employee withdraws from the Plan or terminates further participation in the Offering Period as set forth in Section 11 below. Such participant is not required to file any additional subscription agreement in order to continue participation in the Plan.

      7. Grant of Option on Enrollment. Enrollment by an eligible employee in the Plan with respect to an Offering Period will constitute the grant (as of the Offering Date) by the Company to such employee of an option to purchase on the Purchase Date up to that number of shares of Common Stock of the Company determined by dividing the amount accumulated in such employee's payroll deduction account during such Offering Period by the lower of (i) eighty-five percent (85%) of the fair market value of a share of the Company's Common Stock on the Offering Date or (ii) eighty-five percent (85%) of the fair market value of a share of the Company's Common Stock on the Purchase Date; provided, however, that the number of shares of the Company's Common Stock subject to any option granted pursuant to this Plan shall not exceed the lesser of (a) the maximum number of shares set by the Board pursuant to Section 10(c) below with respect to the applicable Offering Period, or (b) the maximum number of shares which may be purchased pursuant to Section 10(b) below with respect to the applicable Offering Period. Fair market value of a share of the Company's Common Stock shall be determined as provided in Section 8 hereof.

      8. Purchase Price. The purchase price per share at which a share of Common Stock will be sold in any Offering Period shall be eighty-five percent (85%) of the lesser of:

        (a)  The fair market value on the Offering Date; or

        (b)  The fair market value on the Purchase Date.

          For purposes of the Plan the term "fair market value" on a given date shall mean the fair market value of the Company's Common Stock as determined by the Board in its sole discretion, exercised in good faith; provided, however, that where there is a public market for the Common Stock, the fair market value per share shall be the average of the closing bid and asked prices of the Common Stock on the last trading day prior to the date of determination, as reported in The Wall Street Journal (or if not so reported, as otherwise reported by the Nasdaq Stock Market), or, in the event the Common Stock is listed on a stock exchange or on the Nasdaq National Market, the fair market value per share shall be the closing price on the exchange or on the Nasdaq National Market on the last trading date prior to the date of determination as reported in The Wall Street Journal.

      9. Payment Of Purchase Price; Changes In Payroll Deductions; Issuance Of Shares.

        (a) The purchase price of the shares is accumulated by regular payroll deductions made during each Offering Period. The deductions are made as a percentage of the participant's compensation in one percent (1%) increments not less than two percent (2%), nor greater than ten percent (10%), not to exceed $25,000 per year or such lower limit set by the Committee. Compensation shall mean all W-2 compensation, including, but not limited to base salary, wages, commissions, overtime, shift premiums and bonuses, plus draws against commissions; provided, however, that for purposes of determining a participant's compensation, any election by such participant to reduce his or her regular cash remuneration under Sections 125 or 401(k) of the Code shall be treated as if the participant did not make such election. Payroll deductions shall commence on the first payday following the Offering Date and shall continue to the end of the Offering Period unless sooner altered or terminated as provided in the Plan.

        (b) A participant may lower (but not increase) the rate of payroll deductions during an Offering Period by filing with the Treasury Department a new authorization for payroll deductions, in which case the new rate shall become effective for the next payroll period commencing more than fifteen (15) days after the Treasury Department's receipt of the authorization and shall continue for the remainder of the Offering Period unless changed as described below. Such change in the rate of payroll deductions may be made at any time during an Offering Period, but not more than one change may be made effective during any Offering Period. A participant may increase or decrease the rate of payroll deductions for any subsequent Offering Period by filing with the Treasury Department a new authorization for payroll deductions not later than the 15th day of the month before the beginning of such Offering Period.

        (c) All payroll deductions made for a participant are credited to his or her account under the Plan and are deposited with the general funds of the Company. No interest accrues on the payroll deductions. All payroll deductions received or held by the Company may be used by the Company for any corporate purpose, and the Company shall not be obligated to segregate such payroll deductions.

        (d) On each Purchase Date, so long as the Plan remains in effect and provided that the participant has not submitted a signed and completed withdrawal form before that date which notifies the Company that the participant wishes to withdraw from that Offering Period under the Plan and have all payroll deductions accumulated in the account maintained on behalf of the participant as of that date returned to the participant, the Company shall apply the funds then in the participant's account to the purchase of whole shares of Common Stock reserved under the option granted to such participant with respect to the Offering Period to the extent that such option is exercisable on the Purchase Date. The purchase price per share shall be as specified in Section 8 of the Plan. Any cash remaining in a participant's account after such purchase of shares shall be refunded to such participant in cash, without interest; provided, however, that any amount remaining in such participant's account on a Purchase Date which is less than the amount necessary to purchase a full share of Common Stock of the Company shall be carried forward, without interest, into the next Offering Period. In the event that the Plan has been oversubscribed, all funds not used to purchase shares on the Purchase Date shall be returned to the participant, without interest. No Common Stock shall be purchased on a Purchase Date on behalf of any employee whose participation in the Plan has terminated prior to such Purchase Date.

        (e) As promptly as practicable after the Purchase Date, the Company shall arrange the delivery to each participant of a certificate representing the shares purchased upon exercise of his option.

        (f) During a participant's lifetime, such participant's option to purchase shares hereunder is exercisable only by him or her. The participant will have no interest or voting right in shares covered by his or her option until such option has been exercised. Shares to be delivered to a participant under the Plan will be registered in the name of the participant or in the name of the participant and his or her spouse.

      10.  Limitations on Shares to be Purchased.

        (a) No employee shall be entitled to purchase stock under the Plan at a rate which, when aggregated with his or her rights to purchase stock under all other employee stock purchase plans of the Company or any Subsidiary, exceeds $25,000 in fair market value, determined as of the Offering Date (or such other limit as may be imposed by the Code) for each calendar year in which the employee participates in the Plan.

        (b) No more than two hundred percent (200%) of the number of shares determined by using eighty-five percent (85%) of the fair market value of a share of the Company's Common Stock on the Offering Date as the denominator may be purchased by a participant on any single Purchase Date.

        (c) No employee shall be entitled to purchase more than the Maximum Share Amount (as defined below) on any single Purchase Date. Not less than thirty (30) days prior to the commencement of any Offering Period, the Board may, in its sole discretion, set a maximum number of shares which may be purchased by any employee at any single Purchase Date (hereinafter the "Maximum Share Amount"). In no event shall the Maximum Share Amount exceed the amounts permitted under Section 10(b) above. If a new Maximum Share Amount is set, then all participants must be notified of such Maximum Share Amount not less than fifteen (15) days prior to the commencement of the next Offering Period. Once the Maximum Share Amount is set, it shall continue to apply with respect to all succeeding Purchase Dates and Offering Periods unless revised by the Board as set forth above.

        (d) If the number of shares to be purchased on a Purchase Date by all employees participating in the Plan exceeds the number of shares then available for issuance under the Plan, the Company will make a pro rata allocation of the remaining shares in as uniform a manner as shall be practicable and as the Board shall determine to be equitable. In such event, the Company shall give written notice of such reduction of the number of shares to be purchased under a participant's option to each participant affected thereby.

        (e) Any payroll deductions accumulated in a participant's account which are not used to purchase stock due to the limitations in this Section 10 shall be returned to the participant as soon as practicable after the end of the Offering Period, without interest.

      11.  Withdrawal.

        (a) Each participant may withdraw from an Offering Period under the Plan by signing and delivering to the Treasury Department notice on a form provided for such purpose. Such withdrawal may be elected at any time at least fifteen
(15) days prior to the end of an Offering Period.

        (b) Upon withdrawal from the Plan, the accumulated payroll deductions shall be returned to the withdrawn participant, without interest, and his or her interest in the Plan shall terminate. In the event a participant voluntarily elects to withdraw from the Plan, he or she may not resume his or her participation in the Plan during the same Offering Period, but he or she may participate in any Offering Period under the Plan which commences on a date subsequent to such withdrawal by filing a new authorization for payroll deductions in the same manner as set forth above for initial participation in the Plan.

      12. Termination of Employment. Termination of a participant's employment for any reason, including retirement, death or the failure of a participant to remain an eligible employee, immediately terminates his or her participation in the Plan. In such event, the payroll deductions credited to the participant's account will be returned to him or her or, in the case of his or her death, to his or her legal representative, without interest. For purposes of this Section 12, an employee will not be deemed to have terminated employment or failed to remain in the continuous employ of the Company in the case of sick leave, military leave, or any other leave of absence approved by the Board; provided that such leave is for a period of not more than ninety (90) days or reemployment upon the expiration of such leave is guaranteed by contract or statute.

      13. Return of Payroll Deductions. In the event a participant's interest in the Plan is terminated by withdrawal, termination of employment or otherwise, or in the event the Plan is terminated by the Board, the Company shall promptly deliver to the participant all payroll deductions credited to his account. No interest shall accrue on the payroll deductions of a participant in the Plan.

      14. Capital Changes. Subject to any required action by the shareholders of the Company, the number of shares of Common Stock covered by each option under the Plan which has not yet been exercised and the number of shares of Common Stock which have been authorized for issuance under the Plan but have not yet been placed under option (collectively, the "Reserves"), as well as the price per share of Common Stock covered by each option under the Plan which has not yet been exercised, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split or the payment of a stock dividend (but only on the Common Stock) or any other increase or decrease in the number of shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration". Such adjustment shall be made by the Board, whose determination shall be final, binding and conclusive. Except as expressly provided herein, no issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an option.

     In the event of the proposed dissolution or liquidation of the Company, the Offering Period will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board. The Board may, in the exercise of its sole discretion in such instances, declare that the options under the Plan shall terminate as of a date fixed by the Board and give each participant the right to exercise his or her option as to all of the optioned stock, including shares which would not otherwise be exercisable. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, each option under the Plan shall be assumed or an equivalent option shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the Board determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that the participant shall have the right to exercise the option as to all of the optioned stock. If the Board makes an option exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Board shall notify the participant that the option shall be fully exercisable for a period of twenty (20) days from the date of such notice, and the option will terminate upon the expiration of such period.

     The Board may, if it so determines in the exercise of its sole discretion, also make provision for adjusting the Reserves, as well as the price per share of Common Stock covered by each outstanding option, in the event that the Company effects one or more reorganizations, recapitalizations, rights offerings or other increases or reductions of shares of its outstanding Common Stock, or in the event of the Company being consolidated with or merged into any other corporation.
      15. Nonassignability. Neither payroll deductions credited to a participant's account nor any rights with regard to the exercise of an option or to receive shares under the Plan may be assigned, transferred, pledged or otherwise disposed of in any way (other than by will, the laws of descent and distribution or as provided in Section 22 hereof) by the participant. Any such attempt at assignment, transfer, pledge or other disposition shall be without effect.

      16. Reports. Individual accounts will be maintained for each participant in the Plan. Each participant shall receive promptly after the end of each Offering Period a report of his or her account setting forth the total payroll deductions accumulated, the number of shares purchased, the per share price thereof and the remaining cash balance, if any, carried forward to the next Offering Period.

      17. Notice of Disposition. Each participant shall notify the Company if the participant disposes of any of the shares purchased in any Offering Period pursuant to this Plan if such disposition occurs within two (2) years from the Offering Date or within one (1) year from the Purchase Date on which such shares were purchased (the "Notice Period"). Unless such participant is disposing of any of such shares during the Notice Period, such participant shall keep the certificates representing such shares in his or her name (and not in the name of a nominee) during the Notice Period. The Company may, at any time during the Notice Period, place a legend or legends on any certificate representing shares acquired pursuant to the Plan requesting the Company's transfer agent to notify the Company of any transfer of the shares. The obligation of the participant to provide such notice shall continue notwithstanding the placement of any such legend on the certificates.

      18. No Rights to Continued Employment. Neither this Plan nor the grant of any option hereunder shall confer any right on any employee to remain in the employ of the Company or any Subsidiary, or restrict the right of the Company or any Subsidiary to terminate such employee's employment.

      19. Equal Rights And Privileges. All eligible employees shall have equal rights and privileges with respect to the Plan so that the Plan qualifies as an "employee stock purchase plan" within the meaning of Section 423 or any successor provision of the Code and the related regulations. Any provision of the Plan which is inconsistent with Section 423 or any successor provision of the Code shall, without further act or amendment by the Company or the Board, be reformed to comply with the requirements of Section 423. This Section 19 shall take precedence over all other provisions in the Plan.

      20. Notices. All notices or other communications by a participant to the Company under or in connection with the Plan shall be deemed to have been duly given when received in the form specified by the Company at the location, or by the person, designated by the Company for the receipt thereof.

      21. Term; Shareholder Approval. This Plan shall become effective on the date that it is adopted by the Board. This Plan shall be approved by the shareholders of the Company, in any manner permitted by applicable corporate law, within twelve (12) months before or after the date this Plan is adopted by the Board. No purchase of shares pursuant to the Plan shall occur prior to such shareholder approval. Thereafter, no later than twelve (12) months after the Company becomes subject to Section 16(b) of the Exchange Act, the Company will comply with the requirements of Rule 16b-3 with respect to shareholder approval. The Plan shall continue until the earlier to occur of termination by the Board, issuance of all of the shares of Common Stock reserved for issuance under the Plan or ten (10) years from the adoption of the Plan by the Board.

      22.  Designation of Beneficiary.

          (a) A participant may file a written designation of a beneficiary who is to receive any shares and cash, if any, from the participant's account under the Plan in the event of such participant's death subsequent to the end of an Offering Period but prior to delivery to him of such shares and cash. In addition, a participant may file a written designation of a beneficiary who is to receive any cash from the participant's account under the Plan in the event of such participant's death prior to a Purchase Date.

          (b) Such designation of beneficiary may be changed by the participant at any time by written notice. In the event of the death of a participant and in the absence of a beneficiary validly designated under the Plan who is living at the time of such participant's death, the Company shall deliver such shares or cash to the executor or administrator of the estate of the participant, or if no such executor or administrator has been appointed (to the knowledge of the Company), the Company, in its discretion, may deliver such shares or cash to the spouse or to any one or more dependents or relatives of the participant, or if no spouse, dependent or relative is known to the Company, then to such other person as the Company may designate.

      23. Conditions Upon Issuance of Shares; Limitation on Sale of Shares. Shares shall not be issued with respect to an option unless the exercise of such option and the issuance and delivery of such shares pursuant thereto shall comply with all applicable provisions of law, domestic or foreign, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

      24. Applicable Law. The Plan shall be governed by the substantive laws (excluding the conflict of laws rules) of the State of California.

      25. Amendment or Termination of the Plan. The Board may at any time amend, terminate or the extend the term of the Plan, except that any such termination cannot affect options previously granted under the Plan, nor may any amendment make any change in an option previously granted which would adversely affect the right of any participant, nor may any amendment be made without approval of the shareholders of the Company obtained in accordance with Section 21 hereof within twelve (12) months of the adoption of such amendment (or earlier if required by Section 21) if such amendment would:

          (a)  increase the number of shares that may be issued under the Plan;

          (b) change the designation of the employees (or class of employees) eligible for participation in the Plan; or

          (c) constitute an amendment for which shareholder approval is required in order to comply with Rule 16b-3 (or any successor rule) of the Exchange Act.

                                                                   EXHIBIT 11.01


                        INFORMATION STORAGE DEVICES, INC.

                 Statement of Computation of Earnings Per Share

                    (in thousands, except per share amounts)




                                                            Three Months Ended     Nine Months Ended
                                                            ------------------     -----------------
                                                             9/27/97   9/28/96      9/27/97  9/28/96
                                                             -------   -------      -------  -------
Net income (loss)                                            $ (701)  $(5,743)     $(7,010) $(7,528)
Weighted average common stock outstanding                      9,654     9,661        9,622    9,867
Common stock equivalents:
        Stock options                                             --        --           --       --
        Warrants                                                  --        --           --       --
Total shares used in computing net income (loss) per share     9,654     9,661        9,622    9,867
Net income (loss) per share                                  $(0.07)   $(0.59)      $(0.73)  $(0.76)