Form 10-Q/A
period 1997-09-27
INFORMATION STORAGE DEVICES INC /CA/
filed 1997-11-14
CIK 932980

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A


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

                                                                     Form 10-Q/A



                                     PART I

                              FINANCIAL INFORMATION


Item 1.    Financial Statements


                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                   9-27-97     12-31-96
                                                   -------     --------
Assets

Current assets:
     Cash and cash equivalents                    $ 29,473     $ 21,927
     Short-term investments                         17,885       33,617
     Accounts receivable, net                        9,899        3,203
     Inventories                                     9,250       10,059
     Other current assets                            2,355        2,874
                                                  --------     --------
     Total current assets                           68,862       71,680
Property and equipment, net                          5,995        5,835
Other assets                                         2,031        1,200
Long-term investments                                  750          150
                                                  --------     --------
Total Assets                                      $ 77,638     $ 78,865
                                                  ========     ========

Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt            $  1,363     $  1,270
     Accounts payable and accrued liabilities        9,676        4,009
     Deferred revenue                                1,360        1,299
                                                  --------     --------
     Total current liabilities                      12,399        6,578
Long-term liabilities                                  960        1,986
                                                  --------     --------
Shareholders' equity                                64,279       70,301
                                                  --------     --------
Total Liabilities and Shareholders' Equity        $ 77,638       78,865
                                                  ========     ========
