Form 10-K
period 1997-12-31
INFORMATION STORAGE DEVICES INC /CA/
filed 1998-03-26
CIK 932980

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended December 31, 1997

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

      The aggregate market value of voting stock held by nonaffiliates of the Registrant, was approximately $72,585,252 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market on February 28, 1998). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On February 28, 1998, approximately 9,842,068 shares of Common Stock, no par value, were outstanding.

                                                          1997 10-K
                 Information Storage Devices, Inc.

                               INDEX

              INFORMATION STORAGE DEVICES, INC. (ISD)

   PART I                                                      Page No.
                                                               --------

   Item 1.  BUSINESS...............................................1
   Item 2.  PROPERTIES............................................10
   Item 3.  LEGAL PROCEEDINGS.....................................10
   Item 4.  SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY-HOLDERS...................................10
   Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT..................10

   PART II

   Item 5.  MARKET FOR REGISTRANT'S COMMON
            EQUITY AND RELATED STOCKHOLDER MATTERS................12
   Item 6.  SELECTED FINANCIAL DATA...............................12
   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...................13
   Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK.....................................18
   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........19
   Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE................34

   PART III

   Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT............................................34
   Item 11. EXECUTIVE COMPENSATION................................36
   Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.................................38
   Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........40

   PART IV

   Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K...................................40

  This Report contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, international sales, the development of new products, enhancements or technologies, migration to smaller geometries, foundry relationships and risks, business and sales strategies, matters relating to proprietary rights, litigation, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements.

  Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in Item 7 of this Report under the heading "Other Factors That May Affect Operating Results," as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations.

Item 1.      BUSINESS

The Company

   ISD designs, develops, and markets semiconductor voice solutions based on analog and digital technologies and mixed signal expertise. ISD's patented
ChipCorder(R) and CompactSPEECH(R) technologies enable solid state voice recording and playback applications in the communications, consumer, and industrial markets. ChipCorder products deliver single chip solutions, simple integration, exceptional sound quality, low power consumption, battery-less voice storage, and low cost. CompactSPEECH products deliver powerful digital speech processing, advanced telecommunication capabilities, long recording times, cost effective high voice quality, multi-language speech synthesis, and battery-less voice storage. The Company was incorporated in California in December 1987. Volume production shipments commenced in 1992 and net revenues grew every year until 1996. In 1997, net revenues grew by 16% over 1996 net revenues.

Markets, Applications and Customers

   ISD's mission is to provide products to the communications marketplace using its proprietary multi-level storage and related technologies. The wireless communication and telecommunication markets continue to be a key focus for ISD. While these industries form a large part of the Company's current business, ISD also provides products to the consumer and industrial markets. In 1997, 79% of net revenues was derived from the communications market, and the consumer and the industrial markets accounted for 12% and 9% of net revenues, respectively.

   Sales to the Company's top ten customers accounted for 76% of net revenues in 1997 compared to 85% in 1996, and 66% in 1995. The top five customers in 1997 were Marubun (the Company's Japanese distributor), Motorola, Matsushita, Philips, and NuHorizons (the Company's United States distributor), accounting for 19%, 17%, 13%, 11%, and 7% of net revenues, respectively.

Communications Market

  The Company has broadened its marketing efforts in the communications market by introducing the ISD33000 ChipCorder series, the industry's first family of 3-volt, single-chip record and playback products optimized for communication devices including cellular and portable phones. Earlier versions of ISD's record and playback chips are still being used in cellular phones (as an answering machine function or as a voice memo pad) and many other products, including pagers and traffic information systems. The ISD33000 Series is optimized for both analog and digital cellular phones -- including Global System Mobile (GSM), Personal Communication Service (PCS), Personal Handy Phone System (PHS),
Japanese Digital Cellular (JDC), and cordless phones that rely on 3-volt technologies to minimize power consumption. In addition to cellular and portable phones, the ISD33000 has also been designed into pocket recorders and telephone answering machines. Along with offering true 3-volt operation, the ISD33000 product family offers longer recording durations than previous ISD products: up to four minutes. The ISD33000 series is the first ChipCorder series to support serial protocols, including Motorola's Serial Peripheral Interface (SPI) and National Semiconductor Corporation's Microwire.

   The largest single application for the Company's products in the communications market is currently the cellular phone. A number of manufacturers, including Benefon, Casio, Ericsson, JVC, Motorola, Pioneer, Sagem, Sanyo, Sharp, Sony, Toshiba and Matsushita (Panasonic), have incorporated ChipCorder products in their communications products. The Company is developing single-chip solutions with considerably longer durations that would address both customers' outgoing and incoming message requirements and accelerate the migration to all integrated circuit-based TADs (i.e. those that eliminate tape mechanisms). Motorola has designed the Company's products into its MicroTAC Elite and StarTAC cellular phones to record incoming messages and/or voice memos directly into the phone. Other representative applications for ChipCorder products in the communications market include mobile radios, caller ID devices, telephone announcement systems, personal handy phones and voice pagers.

  The second largest application for the Company's products in the communication market is the digital telephone answering machine.

  The acquisition of the CompactSPEECH product line in April 1997 brought advanced, digital speech processing technology and high quality speech compression algorithms to ISD's product portfolio. CompactSPEECH products have also expanded ISD's record and playback durations to up to one hour. The addition of the CompactSPEECH product line has expanded ISD's large base of customers to include several new ones such as Philips, Siemens, and VTech.

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

  During 1997, ISD introduced the ISD1500 series, a family of low-cost single chip record and play solutions for the price sensitive consumer market. This product family delivers high quality single message functionality with added features such as sound warping and user selectable duration.

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

Products

ChipCorder Products

   The Company currently offers seven product families incorporating its ChipCorder technology. These products are available in die or packaged form and range in retail list price from less than $1.00 to approximately $11.00 per unit.

   The Company's original product family, the ISD1000A series, was the industry's first single-chip recording and playback device. This product won numerous trade awards, including the 1991 Electronic Design News Magazine "Innovation of the Year" award and the Electronic Products Magazine "1991 Product of the Year" award. The ISD33000 series offers substantially longer voice recording and playback durations. This product family has enabled the development of a wide variety of product applications, particularly communications and industrial applications.

  Most of the Company's ChipCorder products include an on-chip oscillator, microphone preamplifier, automatic gain control, antialiasing filter, smoothing filter and speaker amplifier. A complete record and playback system can be configured with the addition of a microphone, a speaker, a power source and a few resistors and capacitors. The Company's products are microprocessor compatible, and provide users with complex messaging and addressing capability.

CompactSPEECH Products

  The CompactSPEECH product series provides high quality speech processing, long recording times, caller ID, full duplex speaker phone functionality and multi-language speech synthesis. CompactSPEECH products were the first to provide a digital telephone answering solution with non-volatile memory support. CompactSPEECH products are available in various packaging options and retail between $4.00 and $7.00, depending on volume and packaging options.

Marketing, Sales and Distribution

   The Company markets and distributes its products through a direct sales and marketing organization and a worldwide network of sales representatives and distributors. Major OEM accounts are served directly by the Company's salespeople and support staff, which includes applications engineers and customer service personnel. The Company manages its direct sales force from its headquarters in San Jose, California, and has offices located in France, Israel, New York and Texas.

   In North America, the Company has 19 sales representatives. In addition, the Company has a non-exclusive distributor that sells the Company's products directly to many customers throughout North America and a non-exclusive Canadian distributor. Neither of these distributors is subject to any minimum purchase requirements and can cease promotion of the Company's products at any time. Select ISD products are also sold through Radio Shack and Digi-Key Corporation.

   Internationally, the Company has 29 distributors located in Australia, China, Hong Kong, Israel, Japan, Korea, South Africa, Taiwan, Singapore, and every major country in Europe. The Company also has sales representatives in England, France, Germany, and Italy. The Company relies on its distributors for local product promotion and customer support, including identification and development of customers, applications support, and media promotion, such as public relations and advertising activities. The Company's agreements with its international distributors and representatives are renewable on an annual basis, but can be terminated or discontinued at will.

   Export sales (sales outside North America) constituted approximately 65%, 65% and 79% of the Company's net revenues for 1995, 1996 and 1997, respectively. Due to its reliance on export sales, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. In addition, the laws of certain foreign countries in which the Company's products are or may be sold, including various countries in Asia, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's products more likely. Sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, U.S. or foreign regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. Because the Company's foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries with currencies declining in value against the dollar. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations in the future or require the Company to modify its current business practices.

    A limited number of customers historically has accounted for a substantial portion of the Company's net revenues. In 1995, 1996 and 1997, sales to the Company's top ten customers, including those discussed below, accounted for approximately 66%, 85% and 76%, respectively, of the Company's net revenues. Sales to Marubun, the Company's Japanese distributor, and Motorola accounted for 16% and 13%, respectively, of the Company's net revenues in 1995, 23% and 29% respectively in 1996, and 19% and 17% respectively in 1997. Sales to Matsushita and Philips accounted for 13% and 11% of net revenues, respectively, in 1997.

The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. The Company has also experienced changes in the composition of its customer base from year to year and expects this pattern to continue. The loss of, or significant reduction in purchases by, current major customers, such as Motorola, would have a material adverse effect on the Company's business, financial condition and results. The Company's customers typically do not contract for minimum purchase quantities. There can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset losses of or reductions in purchases by the Company's current major customers.

   The Company's sales are also subject to seasonal factors, such as the demand for cellular phones and other products that incorporate the Company's products, which is generally strongest in the third and fourth quarters of each year.

Customer Applications Engineering and Technical Support

   To promote acceptance of the ChipCorder and CompactSPEECH products, the Company provides applications engineering and technical support to its customers. The Company has implemented an extensive support effort that begins with its sales force, and extends through the manufacturing and delivery of its products. The Company offers product design assistance to help customers with limited electronics expertise create innovative new products. The Company has applications engineering staff located at its headquarters in San Jose, California, and at its office in Austin, Texas. In addition to publishing application documentation and other customer support documents, the Company's applications engineering staff works with customers directly to facilitate the design-in of the Company's products. The Company's independent sales
representatives  supplement the applications and technical   support  functions
by providing such services  directly to customers.  The  Company   works
closely  with  the   independent   sales   representative organizations  to
enhance  their ability to provide  applications  and technical support directly.

   Although development systems are not required with ChipCorder or CompactSPEECH devices, ISD offers several evaluation tools and development/programming systems. These tools allow users to record and play back messages, create, edit and mass program ISD devices with accurate message location, and develop or test the products' application environment by using a PC as the host system to interact with the product.

Technology

   The Company's technology differentiation lies in its patented technique for storing multilevel signals which is used in the design of all ChipCorder products. In conventional digital data storage, each memory cell stores one of two "bits" of information, either a "1" or a "0," or, in terms of voltage levels, either an "on" or an "off." Using the Company's multilevel storage technology, each ChipCorder memory cell can store one of more than 250 voltage levels, approximately the equivalent of eight bits of storage, without any conversion to digital data. Thus, for a given quality of voice reproduction, ChipCorder products require one-eighth the silicon storage space of conventional digital storage techniques and typically provide a cost advantage over such digital storage technologies in delivering high-quality voice solutions. Because the Company's ChipCorder technology enables the direct storage of voice and audio signals without analog-to-digital conversion, the amount of external circuitry required can also be reduced. ChipCorder products need only a microphone, a speaker, power source and a few resistors and capacitors to implement a complete solid-state, tapeless, record/playback function. Since ChipCorder products use nonvolatile memory, they do not require continuous power or battery backup to preserve the recorded message. Overall power consumption, therefore, is reduced, making the Company's products ideal for handheld, portable, battery-powered applications.

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

   The Company's technology is compatible with floating gate processes that use Fowler-Nordheim tunneling for both erasing and programming the storage cell, as used in most digital EEPROM and some "flash" processes. No special process steps or cell structures are required. The Company's technology is transferable from one wafer source to another allowing the Company to provide alternate wafer sources and position the Company to negotiate for more attractive wafer or die pricing, wafer volume and future technology improvements.

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

   All of the Company's products are manufactured by four independent foundries. The Company has supply arrangements with each of its current foundries, and the Company and its foundries agree on production schedules based on purchase orders and forecasts for the next six to twelve months. The Company's primary supplier is Samsung Electronics Co., Ltd. ("Samsung") in Korea, which supplied wafers comprising about 78% of the Company's 1997 net revenues. Approximately 20% of the Company's 1997 net revenues were supplied by wafers produced at Tower Semiconductor ("Tower") in Israel. Rohm Semiconductor Co., Ltd. ("Rohm") in Japan accounted for about 1% of 1997 net revenues as did Sanyo Electric Co., Ltd. ("Sanyo") in Japan. In January 1995, Atmel Corporation ("Atmel") notified the Company and Samsung of certain claims and demanded that the Company and Samsung either negotiate licenses with Atmel or cease manufacturing the Company's products at Samsung, and, in June 1995, Atmel filed suit against the Company. See Item 3: Legal Proceedings.

   The Company is dependent on these foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company on time. On occasion, the Company has experienced difficulties in each of these areas, and the Company is likely to experience such difficulties in the future. In order to obtain this capacity or other capacity, the Company may be obligated to pay nonrecurring engineering fees or make certain other payments to any one of its foundries. The Company has qualified wafer fabrication facilities at Samsung, Tower, and Rohm. The Company has qualified another foundry supplier, Winbond Electronics Corporation and is in the process of finalizing the design for the first product. However, there can be no assurances that the Company will continue to receive its desired requirements of product at these foundries. The loss of Samsung or Tower, as a supplier, the inability of the Company or Samsung to obtain a license from Atmel should that prove to be necessary, the inability of the Company to maintain or expand foundry capacity from its current suppliers or to qualify other wafer manufacturers so the Company can obtain additional foundry capacity, any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstance that would require the Company to seek alternative sources of supply could constrain, interrupt or delay shipments of the Company's products and have a material adverse effect on the Company's business, financial condition and results of operations.

   The  Company's  reliance  on third party  manufacturers  involves a number of risks, including but not limited to reduced control over delivery schedules, quality assurance and costs. In addition, as a result of the Company's dependence on foreign subcontractors, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks, such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, unexpected changes in, or imposition of, U.S. or foreign regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company's agreements with its offshore wafer fabrication and assembly facilities provide for pricing and payment in U.S. dollars.

   ChipCorder and CompactSPEECH products are designed using the process specifications of the Company's foundries. Currently, the foundries use CMOS process technology with 1.2 micron and 0.8 micron feature sizes. To reduce manufacturing costs, the Company continuously evaluates the benefits of migrating particular products to smaller geometry process technologies. In 1997, wafers produced on a 0.8 micron process accounted for almost half of the Company's net revenues. Migration to smaller geometries is essential if the Company is to remain cost competitive, and operating results could be materially adversely affected if these transitions are substantially delayed or inefficiently implemented. The Company has experienced delays in these migrations, and there can be no assurance that further delays will not occur.

  Manufacturing Yields. The fabrication of integrated circuits is a highly complex and precise process, requiring production in a highly controlled, clean environment. As a result, semiconductor companies often have experienced problems in achieving an acceptable wafer manufacturing yield, which is the number of good die (semiconductor products) that results from each manufactured wafer as a proportion of the total potential die on the wafer. As is typical in the semiconductor industry, the Company purchases its products from its suppliers on either a wafer or die basis. Because the capacity for production of wafers is limited, low yields decrease the total number of products available for delivery to the Company. Semiconductor manufacturing yield is a function both of design technology, which is developed by the Company, and process technology, which is typically proprietary to the foundry. The design is created from the design rules depicting the process technology. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or improved until an actual product exists that can be analyzed and tested to recognize process sensitivities in relation to the design rules that are used. As a result, yield problems may not be identified until well into the production process and require cooperation by and communication between the Company and the foundry for resolution. The Company is particularly susceptible to yield problems because it is not in direct control of the independent offshore foundries that manufacture its products, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition, as the Company qualifies additional foundries, the Company must design its products using the process technology and design rules of each of these foundries.

  In the past, the Company has experienced yield problems on its ISD1400 series as it was converted to the 1.2 micron process and on its ISD2500 series as it was converted to the 0.8 micron process. The ISD33000 experienced a yield problem in the third and fourth quarters of 1997. The current levels are variable and the Company continues to take actions to improve the yields. The inability of the Company to achieve improved yields could prevent revenue growth and margin improvement from existing capacity. There can be no assurance that the Company's foundries will achieve or maintain acceptable manufacturing yields in the future or that sudden declines in yields will not again occur. Failure to improve, or fluctuations in, manufacturing yields, particularly at times when the Company is experiencing severe pricing pressures from its customers or its competitors, would have a material adverse effect on the Company's business, financial condition and results of operations.

   Testing and Assembly. Wafers that have been tested and accepted by the Company are cut into die and either sold in that form or assembled into packages by subcontractors located in either Korea or the Philippines. The Company qualifies and monitors assembly contractors using procedures similar in scope to those used for wafer procurement. For products sold in die form, the Company also employs several "die preparation" subcontractors that are located in Taiwan, the Philippines, China, and Thailand. The Company's die preparation and assembly subcontractors provide fixed cost per-unit pricing, as is common in the semiconductor industry.

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

  Quality Assurance. The communications industry demands high quality and reliability. The Company seeks to build product reliability into each circuit from the beginning stages of design, through specific design and layout reliability guidelines. Also, to maximize quality, reliability and yield relationships, the Company participates in quality and reliability monitoring through each aspect of the production cycle by reviewing electrical and inspection data from its wafer foundry and assembly subcontractors. The Company monitors wafer foundry production for consistent overall quality, reliability and yield levels. As part of its total quality program, the Company completed its ISO 9001 certification in October of 1996 and the 1997 surveillance audit with no deviations. All of the Company's wafer foundries and package assembly facilities are also ISO 9000 certified.

Research and Development

   The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards. The Company's operating results will depend to a significant extent on its ability to introduce commercially attractive and competitively priced new products on a timely basis and to reduce production costs of existing products. The Company believes that continued significant expenditures for research and development will be required in the future as the Company develops more products with improved features. During 1997, the Company introduced the short duration ISD1500, an innovative, low cost circuit topology manufactured at Rohm Semiconductor in Japan; and demonstrated the eight minute record and playback capability utilizing a flash-based technology built at Winbond Electronics Corporation in Taiwan. In addition, in April 1997, the Company established a design center in Israel to support the CompactSPEECH product line. This design center is also responsible for the enhancement of the existing products as well as development of the Company's next generation of digital signal processing ("DSP") products.

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

   Research and development expenses in 1995, 1996 and 1997 were approximately $6.6 million, $11.8 million and $15.1 million, respectively. Fiscal 1997 research and development expenses includes $4.0 million of in-process research and development related to the Company's CompactSPEECH product line acquisition. As of December 31, 1997, the Company had 48 full-time and contract employees engaged in research and development.

Backlog

   As of December 31, 1997, the Company's total backlog was $13.8 million, compared to $6.8 million as of December 31, 1996. The Company's backlog consists of customers' purchase orders that have been booked, acknowledged by the Company and scheduled for shipment within six months.

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

Patents and Licenses

   The Company relies on a combination of patents, mask work protection, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company seeks the issuance of patents to protect inventions and technology that support the Company's multilevel storage technology and various architectural, circuit design and other techniques. The Company currently has 19 patents granted (including one patent that was acquired), 22 patents pending and 2 patent applications in preparation in the United States, and intends to seek further United States patents on its technology. The Company's already issued U.S. patents expire between July 2008 and May 2016. The terms of the issued U.S. patents and any U.S. patent issued in the future are subject to the Company's making required annuity payments to the U.S. Patent and Trademark Office three years and six months, seven years and six months, and eleven years and six months after the respective issue dates of the patents. The Company has also filed applications for 91 patents in Europe, Japan and elsewhere; has one patent granted in each of Europe, Singapore, and Korea; and intends to seek further foreign patents. Maintenance of the foreign applications and patents also depends upon the timely payment of annuities in accordance with the applicable foreign requirements. The Company has four United States mask work registrations, three in the approval process and plans to apply for additional such registrations as necessary. There can be no assurance that any patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in all countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Competitors of the Company also may be able to design around the Company's patents. In addition, parties might have or obtain patents or other exclusive proprietary rights that would potentially limit the number of possible customers for the Company's products for certain applications. Any such limitations in the Company's potential markets could have a material adverse effect on the Company's business, financial condition and results of operations. Finally, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's products more likely.

   The Company owns five trademarks registered in the United States; has seven additional United States applications pending; and has eight trademark applications pending in Israel. The Company attempts to protect its circuit designs, software, trade secrets, and other proprietary information through copyright protection, agreements with customers and suppliers, proprietary agreements with employees and other security measures. While no intellectual property right of the Company has been invalidated or declared unenforceable, there can be no assurance that such rights will be upheld in the future.

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

   The Company believes that its ability to compete successfully in its targeted markets depends on a number of factors, which include success in developing new products, adequate foundry capacity and sources of raw materials, efficiency of production, timing of new product introductions by the Company, its customers and its competitors, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, assertion of intellectual property rights and general market and economic conditions. Although the Company believes that it competes favorably on the basis of product cost and performance, there can be no assurance that the Company will be able to compete successfully in the future.

Employees

   As of December 31, 1997, the Company had 173 full-time, 1 part-time and 18 contract/temporary employees. This included 79 employees in manufacturing, 33 in finance and administration, 32 in sales and marketing, and 48 in research and development. The Company's employees are not represented by a labor union and are not covered by any collective bargaining agreement. The Company has never experienced a work stoppage and believes its employee relations are good.

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

Item 2.    PROPERTIES

   The Company's principal facilities consist of approximately 40,000 square feet of space located in adjacent buildings in a business park in San Jose, California. This space is leased pursuant to an agreement that expires in December 1999. The Company also maintains domestic sales offices in Mendon, New York and Austin, Texas. The Company leases approximately 3,500 square feet of space in an office building in Herzelia, Israel for its Israeli design center. The Company believes that its current space will be adequate for at least the next 12 months.

Item 3.    LEGAL PROCEEDINGS

   In January 1995, Atmel notified the Company and Samsung of certain claims and demanded that the Company and Samsung either negotiate licenses with Atmel or cease manufacturing the Company's products at Samsung. The Company received an opinion from its patent counsel, Blakely, Sokoloff, Taylor & Zafman, that the Company does not violate any of the patents identified in Atmel's notice to the Company, and the Company believes the patent claims are without merit. The Company also believes that the other claims in the notice from Atmel were without merit, and its general counsel, on January 14, 1995, after reviewing with appropriate senior and knowledgeable personnel at the Company the factual information surrounding the other claims, provided a written response to Atmel that these claims were without merit. Atmel filed a complaint on June 15, 1995 in the United States District Court for the Northern District of California which alleges causes of action against the Company for patent infringement, trade secret misappropriation, breach of written contract, breach of contract implied-in-fact, unjust enrichment and declaratory relief. Atmel, in addition to damages and injunctive relief, is seeking a declaration from the Court that Atmel is a co-owner of the Company's ChipCorder products. All the causes of action alleged in the complaint appear to be based on the same circumstances alleged in the January 1995 Atmel notice. The Company believes the causes of action in the complaint to be without merit and has had its general counsel file an answer denying any wrongful conduct and asserting counterclaims for damage caused the Company by Atmel's termination of the fabrication arrangement between the parties. The Court has bifurcated the issues related to liability and damages, and the parties are in the process of conducting final discovery relating to the liability issues. On February 27, 1998, the Court issued a decision regarding the patent claims. The Company believes that this decision is at least in part favorable to the Company. While the Company does not believe the ultimate resolution of this matter will have a material impact on its business or financial position, it may have a material adverse impact on the results of operations in the period in which it is resolved.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

Item 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

  The  following  table  lists  certain  information   regarding  the  Company's
executive officers as of December 31, 1997.

Name                   Age                  Position
----                   ---                  --------

David L. Angel          56   Chairman of the Board and Chief Executive Officer
Eric J. Ochiltree       50   Director, President and Chief Operating Officer
Karin L. Bootsma        33   Vice President, Marketing
James Brennan           55   Vice President, Technology and Advanced Development
Michael Geilhufe        54   Vice President, Business Development
P. Ross Hayden          53   Vice President, Sales
Carl R. Palmer          46   Vice President, Engineering
Felix J. Rosengarten    63   Vice President, Finance and Administration and Chief Financial
                             Officer, Assistant Secretary of the Board
Alfred R. Woodhull      58   Vice President, Manufacturing
-----------

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

  Mr. Ochiltree joined the Company as President and Chief Operating Officer in November 1996. From August 1995 to November 1996, he was Vice President, Products Group, of Exar Corporation, a semiconductor company. From August 1991 to August 1995, he served as Vice President of Analog Devices, Inc. and General Manager of Analog's Santa Clara site. He holds a B.S.E.E. degree from Georgia Institute of Technology, an M.S.E.E. degree from Arizona State University, and an M.B.A. degree from the University of Santa Clara.

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

  Mr. Hayden joined the Company in December 1993 as Director of North American Sales. He became Director of World Wide Sales in August 1996 and was appointed Vice President of Sales in February 1997. From April 1993 to December 1993, he was Director of
World Wide Sales for Austek Microsystems, a semiconductor company. He holds B.S.E.E. and M.S.E.E. degrees from the University of Louisville.

  Mr. Palmer joined the Company in November 1995 as Director, IC Design Center, and was appointed Vice President, Engineering in March 1996. From 1983 until he joined the Company, Mr. Palmer held various engineering management positions at SuperFlow Corporation, a manufacturer of computer automated engine, vehicle, and emissions test equipment, the most recent being Vice President, Engineering. He holds B.S.E.E. and M.S.E.E. degrees from University of Florida and an M.B.A. from the University of Colorado.

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

  As of December 31, 1997, there were approximately 2,140 beneficial owners of the Company's common stock. The Company has not paid cash dividends on its common stock and presently intends to follow a policy of retaining any earnings for reinvestment in its business.

1997                                           High            Low
------------------------------------------------------------------

First Quarter                                  $ 9.125      $6.313
Second Quarter                                 $ 7.500      $6.125
Third Quarter                                  $12.875      $6.750
Fourth Quarter                                 $11.375      $4.813




1996                                           High            Low
------------------------------------------------------------------

First Quarter                                  $12.875      $7.500
Second Quarter                                 $12.375      $8.000
Third Quarter                                  $ 9.875      $6.375
Fourth Quarter                                 $ 7.625      $5.875



Item 6.    SELECTED FINANCIAL DATA

Years Ended December 31,                                1993       1994        1995      1996      1997
(Amounts in thousands, except per share amounts)

Statement of Operations Data:
Net revenues                                         $22,485    $38,805    $ 55,467   $41,339   $47,950
Net income (loss)                                         21      4,021       5,812   (8,971)  (13,528)
Net income (loss) per share:
     Basic                                              0.00       3.51        0.70    (0.92)    (1.40)
     Diluted                                            0.00       0.67        0.64    (0.92)    (1.40)
Shares used in per share computation:
     Basic                                             5,300      1,145       8,303     9,788     9,652
     Diluted                                           5,300      6,045       9,084     9,788     9,652
Balance Sheet Data:
Cash, cash equivalents and short-term investments    $ 5,789    $ 7,605    $ 75,094   $55,544   $39,808
Working capital                                        6,789      9,735      79,279    65,102    44,354
Total assets                                          13,691     22,268     105,430    78,865    71,037
Long-term liabilities                                    388      1,775       2,958     1,986       994
Total shareholders' equity                             8,094     12,220      87,453    70,301    58,005



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

                                                                       Quarters Ended
(Amounts in thousands,                 -----------------------------------------------------------------------------
except  per share  amounts)            Mar 30,   Jun 28,   Sep 28,   Dec 31,   Mar 29,   Jun 28,    Sep27,   Dec 31,
                                         1996      1996      1996      1996      1997      1997      1997      1997
                                         ----      ----      ----      ----      ----      ----      ----      ----

Net revenues......................    $12,335   $11,183   $ 8,153   $ 9,668   $ 8,342   $11,387   $13,813   $14,408
Gross margin......................      2,907     4,029      (66)     2,195     2,689     4,153     4,965     3,205
Income (loss) from operations.....    (3,822)     (258)   (5,348)   (3,499)   (6,033)   (1,415)   (1,252)   (7,153)
Net income (loss).................    (1,977)       191   (5,743)   (1,442)   (5,399)     (910)     (701)   (6,518)
Net income (loss) per share:
     Basic:.......................    $(0.19)   $  0.02   $(0.60)   $(0.15)   $(0.56)   $(0.09)   $(0.07)   $(0.67)
     Diluted:.....................     (0.19)      0.02    (0.60)    (0.15)    (0.56)    (0.09)    (0.07)    (0.67)
Shares used in per share computation:
     Basic:......................      10,235     9,702     9,661     9,552     9,615     9,609     9,654     9,743
     Diluted:....................      10,235     9,886     9,661     9,552     9,615     9,609     9,654     9,743



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect the Company's current views with respect to future matters such as gross margins, spending levels, international operations, gross profit and capital needs. Actual results may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report.

RESULTS OF OPERATIONS

Net Revenues

  The Company had net revenues of $47.9 million in 1997 compared to $41.3 million for 1996, an increase of 16%. Net revenues in 1996 decreased 25% from $55.5 million for 1995. The increase in net revenues for 1997 reflects the acceptance of the Company's products into the growing communications market and additional net revenues as a result of the CompactSPEECH product line acquisition in March 1997. The decrease in net revenue in 1996 reflects unexpected softness in the consumer market for the Company's products throughout 1996 compared to the strong demand experienced in the consumer market during 1995. Net revenues in the communications market grew to about $38 million in 1997 compared to about $30 million in 1996 and $28 million in 1995. Net revenues in the consumer market accounted for about $6 million of net revenues in 1997 compared to about $9 million in 1996 and $25 million in 1995. The growth in net revenues for 1997 encompasses increased shipment volume of ChipCorder product as well as the advent of the CompactSPEECH product line shipments. In 1997, as in 1996, product volume continued to increase in the communications market but decreased significantly in the consumer market. In 1995, net revenue reflected increased volume of ChipCorder products sold in both the consumer and the communication markets.

  Sales by market segment for 1997 were 79% communications, 12% consumer and 9% industrial compared to 72% communications, 21% consumer and 7% industrial for 1996 and 50% communications, 45% consumer and 5% industrial for 1995. The Company's communications customers in 1997 continued representing such products as telephone answering machines, cellular phones, personal handy phones and pagers. Products for consumer customers in 1997 consisted primarily of personal memory recorders, cameras, photo frames, books, educational toys and novelties.

  Sales to the Company's top ten customers accounted for 76% of net revenues in 1997 compared to 85% in 1996 and 66% in 1995. The top five customers in 1997 were Marubun (the Company's Japanese distributor), Motorola, Matsushita, Philips, and NuHorizons (the Company's United States distributor), accounting for 19%, 17%, 13%, 11%, and 7% of net revenues, respectively. The Company expects that sales of its products to a limited number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. The Company has also experienced changes in the composition of its customer base from year to year and expects this pattern to continue. The loss of, or significant reduction in purchases by, current major customers, such as Motorola, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's customers typically do not contract for minimum purchase quantities. There can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any losses of or reductions in purchases by the Company's current major customers.

  Export sales for 1997 were 79% of the Company's net revenues compared to 65% in 1996 and 1995. Geographically, sales to Europe increased to 37% of the Company's net revenues in 1997 from 11% in 1996 and 7% in 1995; sales to South East Asia were 23% of the Company's net revenues in 1997 compared to 22% in 1996 and 35% in 1995. Japan accounted for 19% of total net revenues in 1997 down from 31% a year earlier and 27% in 1995. North American sales were 21% of the Company's net revenues in 1997, 35% in 1996, and 35% in 1995. The Company is subject to the risk of conducting business internationally, including foreign government regulation and general geopolitical risks, such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, unexpected changes in, or imposition of, U.S. or foreign regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. As is common in the semiconductor industry, certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection on unsold products. Accordingly, the Company defers recognition of such sales until the distributor sells the product.

Gross Margin

  Gross margin increased to 31% in 1997 compared to 22% in 1996 but remained less than the 39% achieved in 1995. The increase in 1997 was caused by the higher margins generated from the ISD33000 and the CompactSPEECH products, both of which are manufactured in the smaller geometry 0.8 micron process. In the fourth quarter of 1997, one of the Company's international customers went into receivership and inventory, specific to this customer, was written off. In addition, competitive and market pressures on selling prices for some of the Company's older product lines required inventory reserves that were also recorded on the fourth quarter of 1997. The higher gross margin realized in 1995 came as a result of reduced manufacturing costs, yield improvements and the conversion to smaller (1.2 micron from 1.5 micron) geometry processes for the majority of products shipped during 1995. The Company expects to continue to experience declines in its average selling prices, which could adversely affect gross margins, particularly if higher yields and reduced costs are not achieved. Additionally, the Company expects that it could experience variations in gross margins as a result of shifts in product and customer mix.

Research and Development

   Research and development (R&D) expenses increased to $15.1 million in 1997 compared to $11.8 million in 1996 and $6.6 million in 1995. R&D expenditures as a percent of net revenues were 31.5% in 1997 compared to 28.6% in 1996 and 11.8% in 1995. This increase in R&D expenses both in absolute dollars and as a percentage of total revenues relates to continued investment in the development of new products and to costs associated with bringing up new technologies and new foundries; specifically this includes $4 million of R & D expense associated with the acquisition of the CompactSPEECH product line, explained below. The Company expects research and development expenses to increase in absolute dollars.

  On March 28, 1997, the Company acquired the CompactSPEECH speech processor line from National Semiconductor for a total purchase price of $5.1 million. The acquisition was accounted for using the purchase method of accounting. A portion of the purchase price was allocated to assets acquired based on their estimated fair value, approximately $0.1 million. In addition, $4.0 million of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses, which the Company expensed at the date of the acquisition as a one-time non-recurring charge. The remainder of the purchase price, $1.0 million, was allocated to goodwill and will be amortized over five years on a straight-line basis. See Note 3 of Notes to the Financial Statements.

  The in-process research and development projects for the CompactSPEECH product line relate primarily to developing significant enhancements to the current product offering as well as introducing advanced new products. The incomplete projects include caller I.D. Type II, the integration of all telephone answering functions, and the ability to interface with additional flash memory. Given the uniqueness of the tasks and the technologies involved, alternative future uses for these projects, apart from the objectives and economies of the projects for which they are intended, do not exist.

  The Company believes that the efforts to complete the acquired in-process research and development projects will consist of internally staffed engineering costs over the next one to two years. These costs are estimated to be approximately $3.0 million to complete the research and development. There can be no assurance that the Company will succeed in making commercially viable products from the CompactSPEECH product line.

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

Selling, General and Administrative

  Selling, general, and administrative expenses (SG&A) increased in 1997 to $15.7 million from $10.2 million in 1996 and $8.7 million in 1995. SG&A expenses as a percent of net revenues grew to 32.8% in 1997 compared to 24.6% in 1996 and 15.6% in 1995. The growth in SG&A expenses in 1997 came from the addition of staff in marketing and sales as well as increased marketing investments, including the cost of advertising, participation in trade shows, several direct mailers, and additional sales collateral. Further, S G & A expenses increased as a result of approximately $2.9 million in one-time charges recorded in the fourth quarter of 1997. These one-time charges relate to a $1.4 million addition to bad debt reserves as a result of an international customer entering receivership in the fourth quarter of 1997. Additional costs have also been incurred related to the new information system implementation. Certain long term investments were written down, also, in the fourth quarter of 1997, resulting in a $0.8 million charge. The growth in SG&A expenses in 1996 came from additional legal, accounting and insurance expense incurred in the first year as a public company, legal expenses incurred in connection with the Atmel litigation matter, and increased commission expense corresponding to increased revenue. The Company anticipates that SG&A expenses will continue to increase in total expenses.

Other Income (Expense)

  Net interest and other income was $2.3 million for 1997 compared to $2.4 million for 1996 and $1.8 million in 1995. The interest income in 1997 and 1996 relates to investment earnings on funds raised from the initial public offering in February 1995 and the follow-on offering in September 1995.

Provision for Income Taxes

  As a result of the Company's net loss in 1997 and the full utilization of carryback losses in 1996, the Company recorded no provision or benefit for income taxes. In 1996, the Company recorded a tax benefit of $1.5 million, reflecting the carryback of 1996 losses to prior years. The Company's effective tax rate was 29% for 1995 and reflects the utilization of federal and state net operating loss ("NOL") and tax credit carryforwards.

  At December 31, 1997, the Company had established a valuation allowance against its total gross deferred tax asset of $8,863,000. The valuation allowance was established due to the Company's limited history of profitability, limitations on the utilization of NOL carryforwards, which are restricted in use under the Internal Revenue Code of 1986 (see Note 8 of Notes to Financial Statements) and uncertainties regarding future operations due to the increased competition within the Company's industry.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1995, the Company received net proceeds of approximately $23 million in its initial public offering and, in September 1995, the Company received net proceeds of approximately $44 million in a follow-on public common stock offering. The Company has a line of credit with a commercial bank under which the Company may borrow up to $15 million based on eligible assets; the term of the credit line runs through June 30, 1998. At December 31, 1997, the Company had no borrowings outstanding under this line of credit, but the credit line is being used to guarantee certain letters of credit generated by the Company. The line of credit does not restrict the Company from paying cash dividends on its capital stock and the only financial covenant is to maintain a minimum of pledged investments of $17.7 million in the Company's Liquidity Management account with the bank. The Company is currently in compliance with this financial covenant under the line of credit agreement.

  The Company's operating activities used net cash of $6.3 million in 1997; used net cash of $11.2 million in 1996; and provided $4.6 million 1995. Net cash used for operations in 1997 and 1996 was primarily the result of the Company's net loss for both years. In 1995 the cash provided by operations was primarily the result of the Company's net income in 1995. Cash used by investing activities was $5.4 million in 1997 compared to $14.2 million provided in 1996 and $51.2 million used in 1995. From 1995 through 1997, investing activities consisted principally of the purchase and maturity of investments. Cash used for financing activities was $0.2 million in 1997 and $10.3 million in 1996. Financing activities in 1996 primarily consisted of the repurchase of common stock. Cash provided by financing activities was $68.3 million in 1995, primarily resulting from the sale of common and preferred stock.

  At December 31, 1997, the Company had cash, cash equivalents, and short-term investments of $39.8 million and working capital of $44.4 million. The Company believes its existing cash, cash equivalents, and short-term investments and its available line of credit and current equipment lease lines will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months. From time to time, the Company has evaluated and will continue to evaluate possible business acquisitions.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

  This section on "Other Factors That May Affect Operating Results" includes forward-looking statements that reflect the Company's current views with respect to future matters such as factors that can affect the Company's operating results, foundry capacity, litigation, manufacturing yields, the markets for the Company's products and protection of intellectual property. This section also contains cautionary statements that identify important factors, including certain risks and uncertainties, that could cause actual results or outcomes to differ materially from those in the forward-looking statements in this section and elsewhere in this Report.

  All of the Company's products are manufactured by four independent foundries. The Company's primary supplier is Samsung in Korea, which supplied wafers comprising about 78% of the Company's 1997 net revenues. Approximately 20% of the Company's 1997 net revenues was supplied by wafers produced at Tower in Israel. Rohm in Japan accounted for about 1% of 1997 net revenues as did Sanyo in Japan. The Company depends on these foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce products of acceptable quality with acceptable manufacturing yields and to deliver products to the Company on time. On occasion, the Company has experienced difficulties in each of these areas, and the Company is likely to experience such difficulties in the future. There can be no assurance that the Company will receive its desired allocation of product at these foundries or that additional needed foundry capacity will be qualified. The loss of Samsung or Tower as a supplier, the inability of the Company or Samsung to obtain a license from Atmel should that become necessary, the inability of the Company to maintain or expand foundry capacity from its current suppliers or to qualify other wafer manufacturers so the Company can obtain additional foundry capacity, any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstance that would require the Company to seek alternative sources of supply could constrain, interrupt or delay shipments of the Company's products and have a material adverse effect on the Company's business and results of operations. The Company's reliance on third party manufacturers also involves a number of additional risks, including but not limited to reduced control over delivery schedules, quality assurance and costs.

  The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. On June 15, 1995, Atmel filed a complaint in the United States District Court for the Northern District of California which alleges causes of action against the Company for patent infringement, trade secret misappropriation, breach of written contract, breach of contract implied-in-fact, unjust enrichment and declaratory relief. Atmel, in addition to damages and injunctive relief, is seeking a declaration from the Court that Atmel is a co-owner of the Company's ChipCorder products. The Company believes the causes of action in the complaint to be without merit and has had its general counsel file an answer denying any wrongful conduct and asserting counterclaims for damage caused the Company by Atmel's termination of the fabrication arrangement between the parties. The Court has bifurcated the issues related to liability and damages, and the parties are in the process of conducting final discovery relating to the liability issues. On February 27, 1998, the Court issued a decision construing the patent claims. The Company believes that this decision is at least in part favorable to the Company. While the Company does not believe the ultimate resolution of this matter will have a material impact on its business or financial position, it may have a material adverse impact on the results of operations in the period in which it is resolved. See Item 3.

  The fabrication of integrated circuits is a highly complex and precise process, requiring production in a highly controlled, clean environment. As a result, the Company has experienced problems in achieving an acceptable wafer manufacturing yield (the number of good die per wafer). The Company is particularly susceptible to yield problems because it is not in direct control of the independent offshore foundries that manufacture its products, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition, in order to reduce future manufacturing costs and remain competitive, the Company is continually designing smaller die sizes with smaller geometry processes to increase the number of die produced on each wafer. Problems with future transitions of this type could cause disruptions in the manufacturing flow and reduce manufacturing yields. The inability of the Company to achieve improved yields could prevent revenue growth from existing capacity and could delay margin improvements. There can be no assurance that the Company's foundries will achieve or maintain acceptable manufacturing yields in the future or that sudden declines in yields will not again occur. Failures to improve, or fluctuations in, manufacturing yields, particularly at times when the Company is experiencing severe pricing pressures from its customers or its competitors, would have a material adverse effect on the Company's business and results of operations.

  The Company's success depends to a significant extent upon the development of new applications for voice recording and playback in the communications, consumer and industrial markets. In addition, product life cycles in the communication and consumer markets are typically short. As a result, customers must design the Company's products into their products as each new generation is developed. Furthermore, the Company expects that it may sell many of its new products, including products with longer recording durations now under development, to customers that are developing new product applications and markets. Accordingly, the success of the Company will depend upon the success of its customers in developing such applications and markets. There can be no assurance that new applications or markets will develop as expected by the Company or that prospective customers developing products for any such markets will design the Company's products into their products and successfully introduce such products. The failure of new applications or markets to develop or the failure of new markets to be receptive to the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Potential Fluctuations in Operating Results. The Company's operating results are subject to quarterly and annual fluctuations due to a variety of factors, including availability of foundry capacity and raw materials, fluctuations in manufacturing yields, competitive pricing pressures, the timing of significant orders, changes in shipment schedules, changes in the mix of products sold, changes in the mix of customers, availability and cost of products from the Company's suppliers, the timing of new product announcements and introductions by the Company and its competitors, the cyclical nature of the semiconductor industry and certain markets addressed by the Company's products, the gain or loss of significant customers, increased research and development expenses associated with new product introductions or enhancements, market acceptance of new or enhanced versions of the Company's products, changes in the channels through which the Company's products are distributed, and economic conditions generally or in various geographic areas. These factors are difficult to forecast, and these or other factors can materially affect the Company's quarterly or annual operating results. The Company's operating results will also fluctuate as a result of seasonal factors. Demand for cell phones and other products that incorporate the Company's products generally is strongest in the third and fourth quarters of each year. In addition, the Company expects to continue to increase its operating expenses for personnel and new product development. If the Company does not achieve increased levels of revenues commensurate with these increased levels of operating expenses, the Company's operating results will be materially adversely affected.

  For a discussion of other factors that may affect future operating  results,
see Item 1:  Business;  Marketing,  Sales  and Distribution;     Manufacturing;
Research    and    Development; Competition; and Employees.

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

Item 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

  Not Applicable.

  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                  BALANCE SHEETS
                                         (In thousands, except share amounts)


                                                ASSETS

                                                                              December 31,
                                                                          --------------------
                                                                           1997          1996
                                                                           ----          ----

  Current assets:
    Cash and cash equivalents........................................    $10,102       $21,927
    Short-term investments...........................................     29,706        33,617
    Accounts receivable, net of allowance for doubtful
     accounts of $1,870 and $600, respectively.......................      6,577         3,203
    Inventories......................................................      7,742        10,059
    Prepaid expenses and other current assets........................      2,265         2,874
                                                                        --------      --------
            Total current assets.....................................     56,392        71,680
                                                                        --------      --------
  Property and equipment, at cost:
    Furniture, fixtures and leasehold improvements...................      1,107           796
    Equipment........................................................     14,287        11,063
                                                                        --------      --------
                                                                          15,394        11,859
    Less -- Accumulated depreciation.................................    (9,077)       (6,024)
                                                                        --------      --------
            Net property and equipment...............................      6,317         5,835
                                                                        --------      --------
  Other assets, net..................................................      2,146         1,200
  Long-term investments..............................................      6,182           150
                                                                        ========      ========
                                                                         $71,037       $78,865
                                                                        ========      ========


                                  LIABILITIES AND SHAREHOLDERS' EQUITY


  Current liabilities:
    Current portion of capitalized lease obligations.................     $1,591        $1,270
    Accounts payable.................................................      6,683         3,153
    Accrued liabilities..............................................      2,548           856
    Deferred revenue.................................................      1,216         1,299
                                                                        --------      --------
            Total current liabilities................................     12,038         6,578
                                                                        --------      --------
  Long-term liabilities:
    Capitalized lease obligations, net of current portion............        817         1,814
    Other long-term liabilities......................................        177           172
                                                                        --------      --------
            Total long-term liabilities..............................        994         1,986
                                                                        --------      --------
  Commitments and contingencies (Note 5)
  Shareholders' equity:
    Common stock, no par value-
       Authorized -- 22,000,000 shares
       Outstanding -- 9,771,526 and 9,564,875 shares respectively....     79,429        78,261
    Deferred compensation............................................      (254)         (332)
    Accumulated deficit..............................................   (21,186)       (7,658)
    Unrealized gain on investments...................................         16            30
                                                                        --------      --------
            Total shareholders' equity...............................     58,005        70,301
                                                                        --------      --------
                                                                         $71,037       $78,865
                                                                        ========      ========



          The accompanying notes are an integral part of these balance sheets.

                                              STATEMENTS OF OPERATIONS
                                       (In thousands, except per share amounts)


                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                            1997       1996       1995
                                                                            ----       ----       ----

  Net revenues....................................................       $47,950    $41,339    $55,467
  Cost of revenues................................................        32,939     32,274     33,836
                                                                       ---------   --------    -------
  Gross margin....................................................        15,011      9,065     21,631
                                                                       ---------   --------    -------
  Operating expenses:
    Research and development......................................        11,118     11,817      6,550
    In-process research and development (1).......................         4,000         --         --
    Sales, general and administrative.............................        15,748     10,175      8,668
                                                                       ---------   --------    -------
            Total operating expenses..............................        30,866     21,992     15,218
                                                                       ---------   --------    -------
  Income (loss) from operations...................................      (15,855)   (12,927)      6,413
                                                                       ---------   --------    -------
  Other income (expense):
    Interest expense..............................................         (341)      (473)      (536)
    Interest income...............................................         2,661      2,901      2,340
    Other, net....................................................             7       (14)        (2)
                                                                       ---------   --------    -------
            Total other income (expense), net.....................         2,327      2,414      1,802
                                                                       ---------   --------    -------
  Income (loss) before provision (benefit) for income taxes.......      (13,528)   (10,513)      8,215
 Provision (benefit) for income taxes.............................            --    (1,542)      2,403
                                                                       ---------   --------    -------
  Net income (loss)...............................................     ($13,528)    ($8,971)    $5,812
                                                                       =========   =========   =======
  Net income (loss) per share
   Basic..........................................................       $(1.40)     $(0.92)     $0.70
                                                                       =========   =========   =======
   Diluted........................................................       $(1.40)     $(0.92)     $0.64
                                                                       =========   =========   =======
  Shares used in computing per share amounts
   Basic..........................................................         9,652       9,788     8,303
                                                                       =========   =========   =======
   Diluted........................................................         9,652       9,788     9,084
                                                                       =========   =========   =======

(1) - In-process research and development is as a result of the Compact Speech Acquisition.

                The accompanying notes are an integral part of these statements.


                                                              STATEMENTS OF SHAREHOLDERS' EQUITY
                                                             (In thousands, except share amounts)

                                           Convertible                             Deferred   Retained   Unrealized        Total
                                          Preferred Stock       Common Stock       Compen-    Earnings   Gain on       Shareholders'
                                        Shares       Amount   Shares       Amount   sation    (Deficit)  Investments       Equity
                                        ------       ------   ------       ------   ------    ---------  -----------       ------

Balance, December 31, 1994..........    13,773,826   16,354   1,237,837       525    (160)      (4,499)          --           12,220
  Preferred stock converted to
   common stock at a 3 to 1
   conversion rate upon
   initial public offering..........  (13,773,826) (16,354)   4,591,240    16,354       --           --          --               --
  Common stock issued for cash
   upon initial public offering
   and exercise of underwriters'
   over-allotment option, net
   of issuance costs................            --       --   1,725,944    23,086       --           --          --           23,086
  Common stock issued for cash
   upon exercise of stock warrants..            --       --     249,169       591       --           --          --              591
  Common stock issued under the
   employee stock purchase plan.....            --       --       5,895       108       --           --          --              108
  Common stock issued upon
   secondary public offering and
   exercise of underwriters' over-
   allotment option, net of
   issuance costs...................            --       --   2,407,781    45,190       --           --          --           45,190
  Sale of common stock pursuant to
   stock option exercises for cash..            --       --     206,604       402       --           --          --              402
  Amortization of deferred
   compensation related to
   stock option grants..............            --       --          --        --       44           --          --               44
  Net income........................            --       --          --        --       --        5,812          --            5,812
                                          --------    -----  ----------    ------    -----      -------       -----         --------
Balance, December 31, 1995..........            --       --  10,424,470    86,256    (116)        1,313          --           87,453
  Common stock issued under the
   employee stock purchase plan.....            --       --      43,212       369       --           --          --              369
  Common stock repurchased..........            --       -- (1,077,000)   (9,711)       --           --          --          (9,711)
  Sale of common stock pursuant to
   stock option exercises for cash..            --       --     174,193       144       --           --          --              144
  Deferred compensation related to
   stock option grants..............            --       --          --       452    (452)           --          --               --
  Amortization of deferred
   compensation related to
   stock option grants..............            --       --          --        --      236           --          --              236
  Tax benefit related to exercise
   of stock options.................            --       --          --       751       --           --          --              751
  Adjustment for unrealized holding
   gains on available-for-sale
   securities.......................            --       --          --        --       --           --          30               30
  Net loss..........................            --       --          --        --       --      (8,971)          --          (8,971)
                                          --------    -----   ---------    ------    -----      -------       -----         --------
Balance, December 31, 1996..........            --       --   9,564,875    78,261    (332)      (7,658)          30           70,301
  Common stock issued under the
   employee stock purchase plan.....            --       --      55,288       373       --           --          --              373
  Sale of common stock pursuant to
   stock option exercises for cash..            --       --     151,363       695       --           --          --              695
   Amortization of deferred
   compensation related to
   stock option grants..............            --       --          --        --       78           --          --               78
  Issuance of common stock
   warrants at fair value...........            --       --          --       100       --           --          --              100
  Adjustment for unrealized holding
   gains on available-for-sale
   securities.......................            --       --          --        --       --           --        (14)             (14)
  Net loss..........................            --       --          --        --       --     (13,528)          --         (13,528)
                                          ========    =====   =========   =======   ======    =========       =====        =========
Balance, December 31, 1997..........            --     $ --   9,771,526   $79,429   $(254)    $(21,186)        $ 16          $58,005
                                          ========    =====   =========   =======   ======    =========       =====        =========


                The accompanying notes are an integral part of these statements.

                                             STATEMENTS OF CASH FLOWS
                                                 (In thousands)


                                                                   Years Ended December 31,
                                                             ---------------------------------------
                                                             1997              1996             1995
                                                             ----              ----             ----

Cash flows from operating activities:
  Net income (loss)..................................   $ (13,528          $(8,971)          $ 5,812
  Adjustments to reconcile net income (loss)
   to net cash provided by (used for)
   operating activities --
   Depreciation and amortization.....................       3,403             2,537            1,971
   Amortization of investment discount...............          --                39            (600)
   Compensation costs related to stock and
    stock option grants..............................          79               235               44
   In-process research and development...............       4,000                --               --
   Provision for allowance for doubtful accounts.....       1,270               325              210
   Changes in assets and liabilities --
    Accounts receivable..............................     (4,644)             4,026          (2,053)
    Inventories......................................       2,316             (249)          (6,042)
    Prepaid expenses and other assets................         751           (1,079)          (1,521)
    Accounts payable.................................       3,530           (6,630)            4,732
    Accrued liabilities..............................       1,692             (705)              410
    Deferred revenue.................................        (83)             (535)            1,289
    Other long-term liabilities......................           5             (156)              307
                                                       ----------         ---------        ---------
       Net cash provided by (used for) operating
        activities...................................     (1,209)          (11,163)            4,559
                                                       ----------         ---------        ---------
Cash flows from investing activities:
  Purchase of property and equipment.................     (2,885)           (2,479)          (1,296)
  Patent costs ......................................       (338)             (174)             (95)
  Purchase of CompactSPEECH..........................     (5,100)                --               --
  Purchase of short and long term investments........    (55,033)          (71,233)         (75,749)
  Proceeds from maturities and sale of investments...      52,898            88,099           25,924
                                                       ----------         ---------        ---------
       Net cash provided by (used for) investing
        activities...................................    (10,458)            14,213         (51,216)
                                                       ----------         ---------        ---------
Cash flows from financing activities:
  Proceeds from sale of common stock, net of
   issuance costs....................................       1,168               514           69,377
  Repurchase of common stock.........................          --           (9,712)               --
  Payments on capitalized lease obligations..........     (1,326)           (1,127)          (1,123)
                                                       ----------         ---------        ---------
       Net cash provided by (used for) financing
        activities...................................       (158)          (10,325)           68,254
                                                       ----------         ---------        ---------
Net increase in cash and cash equivalents............    (11,825)           (7,275)           21,597
Cash and cash equivalents at beginning of year.......      21,927            29,202            7,605
                                                       ==========         =========        =========
Cash and cash equivalents at end of year.............     $10,102           $21,927          $29,202
                                                       ==========         =========        =========
Supplemental cash flow information:
  Cash paid for interest.............................        $341              $472             $536
                                                        =========         =========       ==========
  Cash paid for income taxes.........................      $   --           $    --           $3,203
                                                        =========         =========       ==========
  Property and equipment acquired under capital
   leases............................................        $650              $491           $2,314
                                                       ==========         =========        =========


                The accompanying notes are an integral part of these statements.

                   NOTES TO FINANCIAL STATEMENTS


1    ORGANIZATION AND OPERATIONS:

   ISD designs, develops, and markets semiconductor voice solutions based on analog and digital technologies and mixed signal expertise. ISD's patented
ChipCorder(R) and CompactSPEECH(R) technologies enable solid state voice recording and playback applications in the communications, consumer, and industrial markets. The Company's markets are primarily in Europe, North America, Japan, and South East Asia. The Company directs its marketing and product development efforts toward products for the communications, consumer and industrial markets. The Company distributes its products through a direct sales and marketing organization and a worldwide network of sales representatives and distributors.

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

   Short-term and Long-term Investments

At December 31, 1997, approximately $26,253,000 of the Company's investments in debt securities were classified as available-for-sale, and had contractual maturities ranging from one month to two years from the date of purchase by the Company. Available for sale debt Securities are carried at fair value with unrealized holding gains and losses reported as a separate component of shareholders' equity. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. As of December 31, 1997, approximately $16,241,000 of the Company's investments were classified as held-to-maturity and were carried at amortized cost. Contractual maturities range from one month to two years from December 31, 1997. For all of the Company's investments, the fair value of the investments approximated amortized cost and, as such, unrealized holding gains and losses were insignificant. The fair value of the Company's investments was determined based on quoted market prices at the reporting date for those instruments. The carrying value of the Company's investments by major security type at December 31, 1997 and December 31, 1996, was as follows (in thousands):


                                                                  December 31,
                                                                  ------------
   Available-for-Sale Securities:                                1997       1996
   ------------------------------                                ----       ----
   Government bonds.....................................      $ 7,508    $ 9,012
   Certificates of deposit..............................        5,502      4,511
   Commercial paper.....................................        9,541      9,378
   Bankers' acceptance notes............................           --        992
   Corporate debt securities............................        3,702      3,792
                                                             --------    -------
        Total available-for-sale securities.............      26,253      27,685
                                                             --------    -------
   Held-to-Maturity Securities:
   ----------------------------
   Commercial paper.....................................        8,175     22,473
   Corporate debt securities............................        1,050         --
   Municipal debt securities............................        7,016      2,355
                                                             --------    -------
        Total held-to-maturity securities...............       16,241     24,828
                                                             --------    -------
   Total investments in debt securities.................      $42,494    $52,513
                                                             ========    =======

  Approximately $6,606,000 and $18,896,000 of the total investment in debt securities is included in cash equivalents on the accompanying balance sheets as of December 31, 1997 and 1996, respectively; the remainder is classified as either short-term or long-term investments.

   Inventories

   Inventories consist of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out basis) or market. The components of inventory are as follows (in thousands):


                                      December 31,
                                      ------------
                                     1997      1996
                                     ----      ----
   Work-in-process...........      $4,280   $ 6,157
   Finished goods............       3,462     3,902
                                   ------    ------
                                   $7,742   $10,059

  Inventories contained products in excess of the Company's current estimated requirements and were fully reserved at December 31, 1997 and 1996. Due to competitive pressures, it is possible that these estimates could change in the near term.

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

  Concentrations of Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 1997, ten customers accounted for approximately 71% of the Company's trade receivables.

   Of the Company's net revenues approximately 78% are supplied by wafers from one foundry and 20% from another. Although there are a limited number of foundries available that could manufacture the Company's products, management believes that other suppliers can provide similar integrated circuits on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

                                      December 31,
                                      ------------
                                     1997      1996
                                     ----      ----
System Implementation Costs.....      812        --
Other...........................    1,736       856
                                   ------    ------
                                    2,548       856
                                   ======    ======

  Net Income (Loss) Per Share

   Effective December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS), "Earnings per Share". SFAS 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted; and to present per share data for all periods for which an income statement is presented. Basic earnings per share were computed by dividing net income or net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the income were divided by the weighted average number of common and potential common shares outstanding during the period. Diluted earnings per share were computed by dividing net income by the weighted average number of common shares and potential common shares from outstanding stock options for the year ended December 31, 1995. Potential common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the years ended December 31, 1996 and 1997, the diluted loss per share calculation excludes effects for outstanding stock options as such inclusion would be anti-dilutive. The following table provides reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the prior three years.


 (In thousands, except per share data)

                                                                 For the Year Ended December 31,
                                                                 -------------------------------
                                                                 1997          1996         1995
                                                                 ----          ----         ----
Net income (loss)........................................   $(13,528)      $(8,971)      $ 5,812
Basic Earnings Per Share
 Income (loss) available to common shareholders..........   $(13,528)      $(8,971)      $ 5,812
 Weighted average common shares outstanding..............       9,652         9,788        8,303
Basic earnings (loss) per share..........................   $  (1.40)      $ (0.92)      $  0.70
                                                            =========      ========      =======

Diluted Earnings Per Share
 Income (loss) available to common shareholders..........   $(13,528)      $(8,971)      $ 5,812
 Weighted average common shares outstanding..............       9,652         9,788        8,303
 Common stock option grants (unless anti-dilutive).......          --            --          733
 Weighted average warrants outstanding...................          --            --           48
                                                            ---------      --------      -------
Total weighted average common shares and equivalents.....       9,652         9,788        9,084
Diluted earnings (loss) per share........................   $  (1.40)      $ (0.92)      $  0.64
                                                            =========      ========      =======

  Options to purchase a weighted average of approximately 2.4 million and 1.7 million shares of common stock were outstanding at December 31, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect on the loss available to common shareholders.

3.    ACQUISITION:

  On March 28, 1997, the Company acquired the CompactSPEECH speech processor product line from National Semiconductor for a cash purchase price of $5.1 million. The acquisition was accounted for under the purchase method of accounting. A portion of the purchase price was allocated to assets acquired based on their estimated fair value. In addition, $4.0 million of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility and had no probable alternative future uses, which the Company expensed at the date of the acquisition as a one-time non-recurring charge. The remainder of the purchase price, $1.0 million, was allocated to goodwill and will be amortized over five years on a straight-line basis. Comparative pro forma information has not been presented, as the results of operations for CompactSPEECH are not material to the Company's financial statements.

4.    LINE OF CREDIT:

   In June 1997, the Company entered into a revolving line of credit agreement with a bank under which it can borrow up to $15,000,000 based on eligible investments. The line of credit is secured by substantially all of the Company's assets, bears interest at LIBOR plus 1.25% (7.2% at December 31, 1997) and expires on June 30, 1998. At December 31, 1997, there were no borrowings outstanding under the line of credit and the Company's borrowing base was approximately $17,700,000. The line of credit does not restrict the Company from paying cash dividends on its capital stock and the only financial covenant is to maintain a minimum of pledged investments of $17.7 million in the Company's Liquidity Management account with the bank.

5.    CAPITALIZED LEASE OBLIGATIONS:

   The Company leases certain equipment under capital lease agreements. The cost of equipment under capital leases included in property and equipment at December 31, 1997 and December 31, 1996 was approximately $7,408,000 and $6,758,000, respectively. Accumulated amortization of leased equipment at such dates was approximately $5,358,000 and $3,955,000, respectively. Future minimum lease payments together with the present value of the payments, as of December 31, 1997, are as follows (in thousands):


   Years Ending December 31,
   -------------------------

      1998.....................................................      1,763
      1999.....................................................        657
      2000.....................................................        209
                                                                   -------
   Total minimum lease payments................................      2,629
   Less -- Amount representing interest (9.4% - 14.6%).........      (221)
                                                                   -------
   Present value of minimum lease payments.....................      2,408
   Less -- Current portion.....................................    (1,591)
                                                                   -------
   Long-term portion...........................................       $817
                                                                   =======


6.    COMMITMENTS AND CONTINGENCIES:

  Operating Leases

   The Company's principal facilities consist of approximately 40,000 square feet of space located in adjacent buildings in a business park in San Jose, California. This space is leased pursuant to an agreement that expires in December 1999. The Company also maintains domestic sales offices in Mendon, New York and Austin, Texas. The Company leases approximately 3,500 square feet of space in an office building in Herzelia, Israel for its Israeli design center. The leases for facilities and certain equipment are operating leases that expire at various dates through 2000. Future minimum annual rental payments under operating leases are as follows (in thousands):


    Year Ending December 31,
    ------------------------
      1998.....................................................      1,354
      1999.....................................................      1,296
      2000.....................................................        121
      2001.....................................................          3
                                                                    ------
                                                                    $2,774
                                                                    ======

   During the years ended December 31, 1997, 1996 and 1995, rent expense totaled approximately $1,627,000 $1,380,000, and $807,000, respectively.

   Litigation

   In January 1995, Atmel Corporation ("Atmel") notified the Company and Samsung Electronics Co., Ltd. ("Samsung") of certain claims and demanded that the Company and Samsung either negotiate licenses with Atmel or cease manufacturing the Company's products at Samsung. The Company received an opinion from its patent counsel, Blakely, Sokoloff, Taylor & Zafman, that the Company does not violate any of the patents identified in Atmel's notice to the Company, and the Company believes the patent claims are without merit. The Company also believes that the other claims in the notice from Atmel are without merit, and its general counsel, on January 14, 1995, after reviewing with appropriate senior and knowledgeable personnel at the Company the factual information surrounding the other claims, provided a written response to Atmel that these claims were without merit. Atmel, filed a complaint on June 15, 1995 in the United States District Court for the Northern District of California which alleges causes of action against the Company for patent infringement, trade secret misappropriation, breach of written contract, breach of contract implied-in-fact, unjust enrichment and declaratory relief. Atmel, in addition to damages and injunctive relief, is seeking a declaration from the Court that Atmel is a co-owner of the Company's ChipCorder products. All the causes of action alleged in the complaint appear to be based on the same circumstances alleged in the January 1995 Atmel notice. The Company believes the causes of action in the complaint to be without merit and has had its general counsel file an answer denying any wrongful conduct and asserting counterclaims for damage caused the Company by Atmel's termination of the fabrication arrangement between the parties. The Court has bifurcated the issues related to liability and damages, and the parties are in the process of conducting final discovery relating to the liability issues. On February 27, 1998, the Court issued a decision regarding the paten claims. The Company believes that this decision is at least in part favorable to the Company. While the Company does not believe the ultimate resolution of this matter will have a material impact on its business or financial position, it may have a material adverse impact on the results of operations in the period in which it is resolved.

7.    EQUITY:

  In January 1996, the Company's Board of Directors approved a stock repurchase plan of up to one million shares of common shares. In addition, in July 1996, the Board of Directors approved a stock repurchase plan of an additional 100,000 shares of common stock. As of December 31, 1997 the Company had repurchased 1,077,000 shares at an average price of $9.02 per share.

   Shares Reserved for Future Issuance

   As of December 31, 1997, the Company had reserved shares of its common stock for the following purposes:

     1987 Stock Option Plan....................     144,387
     1994 Employee Stock Purchase Plan.........      65,605
     1994 Equity Incentive Plan................   2,743,184
     1994 Directors Stock Option Plan..........     120,000
     Nonqualified stock options................      42,500
     Warrants issued...........................      25,000
                                                  ---------
                                                  3,140,676
                                                  =========

   Employee Stock Purchase Plan

   In September 1994, the Company approved the Employee Stock Purchase Plan. The plan reserved up to 170,000 shares of common stock for sale to eligible employees at 85% of the lesser of the fair market value of the shares on the first day of the offering period or the last day of the offering period. Offerings under this plan commence on February 1 and August 1 of each year and end on July 31 and January 31, respectively. As of December 31, 1997, 104,395 shares have been issued under this plan. The weighted average fair value of shares sold in 1997 was $6.74.

  Stock Option Plans

   In December 1987, the Company adopted the 1987 Stock Option Plan (the "1987 Plan"). The 1987 Plan was terminated as to new issuances in February 1995. Options granted under the 1987 Plan have a term of five years and vest over a vesting schedule determined by the Board of Directors, generally four years. Options to purchase 144,387 shares were outstanding under this plan at December 31, 1997.

   In September 1994, the Company adopted the 1994 Equity Incentive Plan (the "1994 Plan"), which became effective upon the closing of the Company's initial public offering in February 1995 and serves as the successor to the 1987 Plan. The Company has reserved 2,750,000 shares for issuance under the terms of the 1994 Plan, and may grant stock options, stock bonuses or issue restricted stock to employees, officers, directors and consultants. Nonqualified options granted under this plan have a term of ten years and must be issued at a price equal to at least 85% of the fair market value of the Company's common stock at the date of grant. Incentive stock options granted under this plan may be granted only to employees of the Company, may have a term of up to ten years, and must be issued at a price equal to the fair market value of the Company's common stock at the date of grant. Restricted stock may be awarded to eligible personnel as determined by the Board of Directors, and must be issued at a price equal to at least 85% of the fair market value of the shares granted. Stock bonuses may be awarded for services rendered to the Company under such terms as are established by the Board of Directors.

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

                                                 Years Ended December 31,
                                                 ------------------------
                                                 1997        1996      1995
                                                 ----        ----      ----
   Net Income (loss):
     As reported                            $ (13,528)  $ (8,971)   $ 5,812
     Pro forma                                (16,742)   (12,558)     4,939
   Net Income (loss) per share:
     As reported                            $   (1.40)  $  (0.92)   $  0.64
     Pro forma                              $   (1.73)  $  (1.28)   $  0.54


  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  A summary of the Company's option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:


                                                   1997                      1996                     1995
                                                   ----                      ----                     ----
                                                        Weighted                  Weightd                  Weighted
                                                        Average                   Average                  Average
                                                        Exercise                  Exercise                 Exercise
                                             Shares     Price          Shares     Price         Shares     Price
                                             ------     -----          ------     -----          ------     -----
Outstanding at beginning of year          2,051,945    $ 6.74       1,406,133    $ 8.98         634,897    $ 1.56
  Granted                                 1,037,879      6.82       2,465,998      7.51       1,450,519     12.78
  Exercised                               (151,363)      4.60       (174,193)      1.00       (207,199)      1.84
  Forfeited                               (190,713)      6.77     (1,645,993)     10.06       (472,084)     15.18
                                          ---------               -----------                 ---------
Outstanding at end of year                2,747,748    $ 6.92       2,051,945    $ 6.74       1,406,133    $ 8.98
                                          =========               ===========                 =========
Exercisable at end of year                  806,819                   391,542                   329,601
Weighted  average fair value
 of options granted                           $3.21                     $3.27                     $4.13
Options available for grant                 367,928                   399,489                   219,494


                                                  December 31, 1997
                 ---------------------------------------------------------------------------------
                           Options Outstanding                      Options Exercisable
                 ---------------------------------------------------------------------------------
                                       Wtd. Avg.         Wtd. Avg.                     Wtd. Avg.
                                        exercise        years left                      exercise
Exercise Prices           Number           price       to exercise           Number        price
--------------------------------------------------------------------------------------------------
$  .45 - $ 6.19          406,312          $ 4.68               6.7          175,349       $ 2.94
  6.63 -   6.63          714,909            6.63              10.0               --         0.00
  6.81 -   6.81          148,068            6.81               9.0           28,389         6.81
  6.88 -   6.88          960,478            6.88               8.5          332,897         6.88
  7.06 -  25.25          517,981            9.19               7.0          270,184         9.43
                       ---------                                            -------
$  .45 - $25.25        2,747,748          $ 6.92               8.3          806,819       $ 6.87
                       =========                                            =======

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995, respectively: risk-free interest rates of 5.66%, 5.57% and 6.45%; expected dividend yields of 0%; expected lives of 1.5 years; expected volatility of 58%, 82%, and 47%.

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

  A warrant to purchase 25,000 shares of the Company's common stock was granted on December 3, 1997 as part of the Company's investment in another entity; these shares vest over a two year period and can be exercised over a four year period. The fair value of this warrant was $100,000 and the amount has been recorded as part of the cost of the Company's investment in the other entity.

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

8.    INCOME TAXES:

   The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                             Years Ended December 31,
                                                             ------------------------
                                                                1997        1996       1995
                                                                ----        ----       ----
   Current payable (benefit):
     Federal...............................................  $    --    $(2,314)     $3,029
     State.................................................       --       (185)        331
                                                             -------    --------    -------
             Total current.................................       --     (2,499)      3,360
   Deferred (benefit):
     Federal...............................................       --         752      (629)
     State.................................................       --         205      (328)
                                                             -------    --------    -------
             Total deferred................................       --         957      (957)
             Total provision (benefit) for income taxes....  $    --    $(1,542)     $2,403
                                                             =======    ========    =======


   The provision (benefit) for income taxes differs from the amounts which would result by applying the applicable statutory Federal income tax rate to income
(loss) before income taxes as follows (in thousands):

                                                                        Years Ended December 31,
                                                                        ------------------------
                                                                     1997          1996         1995
                                                                     ----          ----         ----

   Provision (benefit) computed at Federal statutory rate.....  $ (4,735)     $ (3,680)      $ 2,875
   State income taxes, net of Federal tax benefit.............      (825)         (636)          497
   In-process research and development write-off..............      1,644            --           --
   Nondeductible expenses.....................................         47            36            2
   Tax credits................................................         --            --        (274)
   Change in valuation allowance..............................      4,707         3,565      (1,205)
   Other......................................................      (838)         (827)          508
                                                                ---------     ---------      -------
             Total provision, (benefit) for income taxes......         --     $ (1,542)       $2,403
             Effective tax rate...............................         --         (15%)          29%
                                                                =========     =========      =======

   Components of the net deferred income tax asset are as follows (in thousands):


                                                                            As of December 31,
                                                                            ------------------
                                                                            1997          1996
                                                                            ----          ----

   Federal net operating loss carryforwards...................          $  4,712      $    833
   State net operating loss carryforwards.....................                94           234
   Tax credit carryforwards...................................             1,720         1,322
   Cumulative temporary differences:
     Deferred revenue.........................................               271           225
     Patent costs.............................................             (148)         (141)
     Depreciation expense.....................................             (434)         (403)
     Research and development costs...........................             1,545            --
     Reserve for doubtful accounts and returns................               266           204
     Inventory reserves.......................................               856         1,543
     Accrued vacation.........................................               174           142
     Other temporary differences..............................             (193)           197
                                                                        --------      --------
   Total deferred income tax asset............................             8,863         4,156
   Valuation allowance........................................           (8,863)       (4,156)
   Net deferred income tax asset..............................          $     --      $     --
                                                                        ========      ========


   The Company's net operating loss ("NOL") and tax credit carryforwards expire at various dates through 2012. In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a three year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. Such a change in ownership occurred with respect to the Company in July 1991 and February 1995. Accordingly, at December 31, 1997, federal NOL carryforwards of approximately $1.6 million of the $13.5 million NOL is restricted to annual amounts of approximately $150,000, which accumulate to the extent not used and are subject to the expiration of these carryforwards.

  At December 31, 1997, the Company had established a valuation allowance against the gross deferred tax asset of $8,863,000. The valuation allowance was established due to the Company's limited history of profitability, limitations on the utilization of NOL carryforwards, which are restricted in use under the Internal Revenue Code of 1986 and uncertainties regarding future operations due to the increased competition within the Company's industry.

9.    EXPORT SALES AND SIGNIFICANT CUSTOMERS:

   The Company operates in the communications, consumer, and industrial market segments. The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives and distributors. The Company's geographic sales as a percent of net revenues are as follows:


                                         Years Ended December 31,
                                         ------------------------
                                         1997      1996      1995
                                         ----      ----      ----
   United States.....................     21%       35%       35%
   Export:
     Asia............................     42        54        58
     Europe..........................     37        11         7
                                         100%      100%      100%
                                         ----      ----      ----

   Sales to major customers as a percentage of net revenues are as follows:


                                         Years Ended December 31,
                                         ------------------------
                                         1997      1996      1995
                                         ----      ----      ----
   Sanyo.............................      1%        8%       10%
   Motorola..........................     17%       29%       13%
   Marubun...........................     19%       23%       16%
   Matsushita........................     13%       --        --
   Philips...........................     11%       --        --

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Information Storage Devices, Inc.:

  We have audited the accompanying balance sheets of Information Storage Devices, Inc. (a California corporation) as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Storage Devices, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


San Jose, California
January 19, 1998

Item 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

  Not applicable.

                             PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The information required by this item with respect to the executive officers of the Company is incorporated by reference from "Item 4A: Executive Officers of the Registrant" in Part I of this report.

  The Company's Bylaws currently provide that the number of directors of the Company shall be from four (4) to seven (7), the actual number to be fixed by resolution of the Board. The current number of authorized directors is six (6).


 Name of Director       Age              Principal Occupation                           Director Since
 ----------------       ---              --------------------                           --------------

David L. Angel           56    Chairman of the Board of the Company; Chief Executive           1991
                               Officer of the Company

Frederick B. Bamber      55    Managing Director of Applied Technology Investors, Inc.,        1990
                               and a General Partner of Technologies for Information &
                               Publishing, L.P. (1) (2)

Eugene J. Flath          60    General Partner of AVI Management Partners (1) (2)              1988

Alan V. King             63    Chairman of the Board and Chief Executive Officer of            1997
                               Volterra Semiconductor Corporation, Chairman of the
                               Board of Arithmos, Inc., and a Director of Smartflex
                               Systems (2)

Eric J. Ochiltree        50    President and Chief Operating Officer of the Company            1997

Frederick L. Zieber      56    President, Pathfinder Research, Incorporated (2)                1995

-----------
(1)  Member of Audit Committee
(2)  Member of Compensation Committee

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

  Mr. Bamber has served as a director of the Company since March 1990. He has been Managing Director of Applied Technology Investors, Inc., a venture capital firm, since January 1983 and a general partner of Technologies for Information & Publishing, L.P., a venture capital firm and shareholder of the Company since June 1990. Since 1988, Mr. Bamber has also a been director of Interleaf, Inc., a publishing software company. He holds a B.A. degree from Yale University and an M.B.A. degree from the Wharton School of Business of the University of Pennsylvania.

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

  Mr. King was appointed a director of the Company in May 1997. Mr. King has been Chairman of the Board, President, and Chief Executive Officer of Volterra Semiconductor Corporation, a semiconductor company, since September 1996. He also has served as Chairman of the Board of Arithmos, Inc., a semiconductor company, since February 1995; has been a director of Smartflex Systems, a turnkey contract assembler company, since October 1993; and has been a Director of Elantec Semiconductor, Inc., an analog semiconductor company, since December 1997. From September 1991 to November 1994, he served as President and Chief Executive Officer of Silicon Systems, Inc. From September 1986 to August 1991, he was President and Chief Executive Officer of Precision Monolithics, Inc. Mr. King holds a B.S. Ceramic E.
degree from the University of Washington.

  Mr. Ochiltree joined the Company as President and Chief Operating Officer in November 1996. From August 1995 to November 1996, he was Vice President, Products Group, of Exar Corporation, a semiconductor company. From August 1991 to August 1995, he served as Vice President of Analog Devices, Inc. and General Manager of Analog's Santa Clara site. He holds a B.S.E.E. degree from Georgia Institute of Technology, an M.S.E.E. degree from Arizona State University, and an M.B.A. degree from the University of Santa Clara.

  Mr. Zieber was appointed a director of the Company in July 1995. He has been President of Pathfinder Research, Incorporated, a semiconductor industry consulting firm he founded, since May 1991. Mr. Zieber was employed by Dataquest, Inc. from September 1974 until January 1991, most recently as Executive Vice President. He holds B.S.E.E. and M.B.A. degrees from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16 of the Exchange Act, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors of the Company, the Company believes that all filings required to be made by the Company's officers, directors and 10% shareholders during 1997 were made in a timely manner.

Item 11.     EXECUTIVE COMPENSATION

  The following table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities by, the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers who were serving as executive officers at the end of 1997 (together, the "Named Officers") during 1997, 1996, and 1995.

                                                                   Summary Compensation Table

                                                                     Annual Compensation
                                                            --------------------------------------
                                                                                                           All Other
   Name and Principal Position                   Year       Salary      Bonus      Options Granted        Compensation
   ---------------------------                   ----       ------      -----      ---------------        ------------

David L. Angel..............................     1997     $249,000    $     0           20,837                 $ 0
   Chairman and Chief Executive Officer          1996      175,000          0          282,000 (1)          22,245 (2)
                                                 1995      175,000     30,000           82,000                   0

Eric J. Ochiltree...........................     1997      215,000     10,000           21,875                   0
 President and Chief Operating Officer           1996       24,460          0          150,000                   0

Carl R. Palmer..............................     1997      155,000          0           17,188              28,774 (3)
 Vice President, Engineering                     1996      125,000     20,000           87,500 (4)          23,576 (5)
                                                 1995       15,019          0           25,000                   0

Felix J. Rosengarten........................     1997      155,000          0           13,688               8,942 (2)
 Vice President, Finance and Administration,     1996      130,000          0          111,500 (6)           8,525 (2)
 and Chief Financial Officer                     1995      130,000     30,000           31,000                   0

James Brennan...............................     1997      155,000          0           27,500                 217 (7)
 Vice President, Advanced Technology             1996      140,000          0           28,750                   0
                                                 1995       74,683     20,000           25,000                   0


(1) Mr. Angel received 100,000 shares as new option grants in 1996. Options granted in 1996 also include grants of options to purchase 182,000 shares associated with the repricing of previously granted options.

(2) Represents payment for vacation accrued in excess of 20 days.

(3) Represents compensation for relocation of $8,300 and accrued vacation of $20,474.

(4) Mr. Palmer received 32,500 shares as new option grants in 1996. Options granted in 1996 also include grants of options to purchase 55,000 shares associated with the repricing of previously granted options.

(5) Represents payment for relocation.

(6) Mr. Rosengarten received 40,500 shares as new option grants in 1996. Options granted in 1996 also include grants of options to purchase 70,000 shares associated with the repricing of previously granted options.

(7) Represents awards received in connection with the filing of new patent applications.

     The following table shows, as to each of the Named Officers, option grants during the last year and the potential realizable value of those options, assuming 5% and 10% appreciation, at the end of their term:

                                                           Option Grants in 1997

                                 Individual Grants
                          ---------------------------------                                    Potential Realizable Value
Potential Realizable      Number of        % of Total                                          at Assumed Annual Rates
                          Securities       Options                                             of Stock Price Appreciation
                          Underlying       Granted to                                          for Option Term
                          Options          Employees in         Exercise        Expiration     -----------------------------
     Name                 Granted (1)      Current Year (2)     Price           Date(3)          5% (4)           10% (4)
--------------------      -----------      ----------------     --------        ----------     ----------         ----------

David L. Angel               20,837              2.0%            $6.625          1/1/08        $  86,816           $ 220,008
Eric J. Ochiltree            21,875              2.1%             6.625          1/1/08           91,140             230,968
Carl R. Palmer               17,188              1.7%             6.625          1/1/08           71,612             181,480
Felix J. Rosengarten         13,688              1.3%             6.625          1/1/08           57,030             144,525
James Brennan                27,500              2.6%             6.625          1/1/08          114,576             290,360


--------

(1)Options granted under the Company's 1994 Stock Option Plan typically have a 10-year term, vest over a four-year period of employment and have an exercise price equal to market value on the date of grant.

(2)Options to purchase an aggregate of 1,007,879 shares of Common Stock of the Company were granted to employees during the year ended December 31, 1997.

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

The following table sets forth certain information concerning the exercise of options by each of the Named Officers during 1997, including the aggregate amount of gain on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1997. Also reported are values of "in-the-money" options that represent the difference between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of December 31, 1997 ($ 6.031 per share), based on the closing price of the Company's stock on December 31, 1997. The Company does not grant stock appreciation rights.



                                             Aggregated Option Exercises in 1997 and Year-End Option Values

                                                               Number of Securities           Value of Unexercised
                                                               Underlying Unexercised         In-the-Money Options
                                                               Options at Year-End (#)            at Year-End
                                                               -----------------------         --------------------
                          Shares Acquired        Value
    Name                  on Exercise (#)     Realized (1)   Exercisable    Unexercisable    Exercisable    Unexercisable
    ----                  ----------------    ------------   -----------    -------------    -----------    -------------
David L. Angel                       0          $      0       93,333           145,962       $198,003            $     0
Eric J. Ochiltree                8,000           (2,000)       32,625           131,250          1,011              3,391
Carl R. Palmer                       0                 0       17,188            57,500              0                  0
Felix J. Rosengarten            14,101            91,656       29,688            63,000         40,733                  0
James Brennan                        0                 0       23,021            58,229              0                  0


--------------
 (1) "Value Realized" represents the fair market value of the shares of Common Stock underlying the options on the date of exercise based on the closing price of the Company's stock on the date of exercise, less the aggregate exercise price of the options.

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

  Under the Directors Plan, each non-employee director initially elected to the Board of Directors on or after February 16, 1995 is automatically granted an option to purchase 7,500 shares of Common Stock ("Initial Option") on the date such director first joins the Board. In addition, each non-employee director is granted a succeeding option ("Succeeding Option") to purchase 7,500 shares of Common Stock on January 1 of each year that vest at the rate of one-twelfth per month, for as long as the non-employee director continuously remains a director of the Company. The maximum number of shares issuable to any non-employee director under the Directors Plan is 30,000. The exercise price for such options is the fair market value of the Common Stock on the date of grant. A total of 120,000 shares of Common Stock is reserved for issuance under the Directors Plan, 67,500 of which were subject to outstanding options as of December 31, 1997.

Compensation Committee Interlocks and Insider Participation

  During 1997, the Compensation Committee of the Board of Directors consisted of Frederick B. Bamber, Eugene J. Flath and Frederick L. Zieber. In addition, Alan
V. King became a member of the Compensation Committee when he joined the Board of Directors in May 1997. All of the members of the Compensation Committee are independent outside directors. There is no interlocking relationship between the Board or Compensation Committee and the board of directors or compensation committee of any other company.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to the Company, as of December 31, 1997, with respect to beneficial ownership of the Company's Common Stock by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each present director, (iii) each Named Officer and (iv) all executive officers and directors as a group.


                                                                                              Shares Beneficially
                                                                                                    Owned (1)
                                                                                           -------------------------
            Name of Beneficial Owner                                                       Number            Percent
            ------------------------                                                       ------            -------
Pioneering Management Corp.(2)...........................................                 976,000             9.99%
Kaufmann Fund Inc.(3)....................................................                 700,000             7.16%
Frederick B. Bamber
     Technologies for Information & Publishing, L.P.(4)..................                 568,114             5.81%
Dimensional Fund Advisors Inc.(5)........................................                 503,500             5.15%
David L. Angel(6)........................................................                 218,957             2.24%
Eugene J. Flath(7).......................................................                 113,381             1.16%
Felix J. Rosengarten(8)..................................................                 104,120             1.07%
Eric J. Ochiltree(9).....................................................                  47,397               *
Frederick L. Zieber(10)..................................................                  26,843               *
James Brennan(11)........................................................                  28,250               *
Carl R. Palmer(12).......................................................                  22,585               *
Alan V. King (13)........................................................                   5,625               *
All executive officers and directors as a group (13 persons)(14).........               1,352,690            13.84%


----------------
 * less than 1%

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 1997 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) The share ownership is as reported on schedule 13G/A as amended dated January 21, 1998. The address for Pioneering Management Corporation is 60 State Street, Boston, Massachusetts 02109.

(3) The share ownership is as reported on schedule 13G as amended dated January 29, 1998. The address for Kaufmann Fund Incorporated is 140 East 45th Street, 43rd Floor, Suite 2624, New York, New York 10017.

(4) Mr. Bamber, a director of the Company, is a managing general partner of such partnership. The other managing general partners of the partnership are David A. Boucher and Thomas H. Grant. The managing general partners share voting and investment power over the shares held by the partnership. The address for Messrs. Bamber, Boucher and Grant and the partnership is One Cranberry Hill, Lexington, Massachusetts 02173. Also includes 20,468 shares subject to options exercisable within 60 days of December 31, 1997.

(5) The share ownership is as reported on schedule 13G as amended dated February 10, 1998. The address for Dimensional Fund Advisors Incorporated is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(6) Includes 100,916 shares subject to options exercisable within 60 days of December 31, 1997. Mr. Angel is Chairman of the Board, Chief Executive Officer and a director of the Company.

(7) Includes 61,874 shares subject to options exercisable within 60 days of December 31, 1997. Mr. Flath is a director of the Company. The address for Mr. Flath is 1010 El Camino, Suite 300, Menlo Park, California 94025.

(8) Includes  32,687  shares  subject to options  exercisable  within 60 days of
    December  31,  1997.  Mr.   Rosengarten  is  Vice  President,   Finance  and
    Administration, and Chief Financial Officer of the Company.

(9) Includes 38,876 shares subject to options exercisable within 60 days of December 31, 1997. Mr. Ochiltree is President and Chief Operating Officer of the Company.

(10)Includes 19,843 shares subject to options exercisable within 60 days of December 31, 1997. Mr. Zieber is a director of the Company. The address for Mr. Zieber is 1620 Old Oakland Road, D-207, San Jose, California 95131.

(11)These shares are subject to options exercisable within 60 days of December 31, 1997. Mr. Brennan is Vice President, Technology and Advanced Development, of the Company.

(12)These shares are subject to options exercisable within 60 days of December 31, 1997. Mr. Palmer is Vice President, Engineering, of the Company.

(13)These shares are subject to options exercisable within 60 days of December 31, 1997. Mr. King is a director of the Company. The address for Mr. King is 2730 San Tomas Expressway, Suite 210, Santa Clara, California 95051.

(14)Includes  the shares  subject to options  stated to be included in footnotes
    (4) and (6) through (13) and 234,243 additional shares subject to options exercisable within 60 days of December 31, 1997.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Since January 1, 1997, there have been no transactions or series of transactions involving more than $60,000 between the Company and any current executive officer, director, 5% beneficial owner of the Company's Common Stock or any member of the immediate family of any of the foregoing in which one or more of the foregoing individuals or entities had a material interest, except as indicated in Item 11.


                              PART IV

Item 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K.

(a)   1.  Financial Statements.

  The  following   financial   statements  and  Report  of  Independent   Public
Accountants are included in Item 8 of this report.

       Balance Sheets at December 31, 1997 and 1996
       Statements of Operations for the  years  ended  December  31,  1997,
         1996, and 1995
       Statements of Stockholders' Equity for the years ended December 31, 1997,
         1996, and 1995
       Statements of Cash Flows for the years ended December 31, 1997, 1996, and
         1995
       Notes to Financial Statements
       Report of Independent Public Accountants

      2.  Financial Statement Schedules.

  The following financial statement schedule is filed as part of this Annual Report on Form 10-K.

                                                                  Page(s) in
                                                               Annual Report on
             Description                                          Form 10-K
             -----------                                          ---------
        Schedule II - Valuation and Qualifying Accounts......        F-1

  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

      3.   Exhibits -

                         INDEX TO EXHIBITS

         Exhibit
         Number                Exhibit Title
         -------               -------------
           3.01 -- Registrant's Articles of Incorporation, as amended to date(1)
           3.03 -- Registrant's Bylaws, as amended to date(2)
           3.04         -- Certificate of Determination  specifying the terms of
                        the  Series  A  Participating  Preferred  Stock  of  the
                        Registrant  as filed with the  California  Secretary  of
                        State on December 28, 1995(3)
           4.01    --  Form of Specimen Certificate for Registrant's Common Stock(2)
           4.02 -- Amended and Restated Registration Rights Agreement,  dated as of  July 8,  1991,  as  amended(1)  4.03 --  Rights  Agreement  dated
           December 28, 1995, between the Registrant and the First National
                       Bank of Boston, as Rights Agent, and related documents(3)
          10.01    --  Registrant's 1987 Stock Option Plan, as amended, and related documents(4)*
          10.02    --  Registrant's 1994 Equity Incentive Plan, as amended, and related documents(5)*
          10.03    --  Registrant's 1994 Directors Stock Option Plan and related documents(6)*


          10.04 --  Registrant's  1994 Employee  Stock Purchase Plan and related documents,  as amended(5)* 10.05 -- Form of Indemnification  Agreement entered into with each of Registrant's directors and
                        executive officers(2)*
          10.08         -- Lease  Agreement  between  Registrant  and  Greylands
                        Business Park,  Phase I dated August 24, 1994,  together
                        with Addendum dated July 25, 1995(1)
          10.09         --  Wafer  Foundry  Agreement  between   Registrant  and
                        Samsung  Electronics  Co., Ltd., dated December 26, 1992
                        as amended(1)** together with Amendment to Wafer Foundry
                        Agreement  Process and Storage Cell  Technology  License
                        dated December 26, 1995(7)
          10.21    --  Acceptance, Letter of Credit, Loan and Security Agreements between Registrant and Union
                        Bank dated June 30, 1997 (includes related Summary Schedules)
          10.22         --   Agreement   for  Contract   Manufacturing   between
                        Registrant  and Rohm  Electronics,  a  Division  of Rohm
                        Corporation, dated as of November 27, 1995(7)**
          10.23         -- Form of Employment  Agreement  dated January 19, 1996
                        between  Registrant  and all of the Company's  executive
                        officers and certain key employees(6)*
          10.24    --  Form of Amended and Restated Employment Agreement dated May 14, 1996 between Registrant and certain of the Company's executive officers(4)*
          10.25    --  Form of Amended and Restated Employment Agreement dated November 19, 1996 between
                        Registrant and certain of the Company's executive officers(8)*
          10.26    --  International Distributorship Agreement between Registrant and Marubun Corporation effective as of April 12, 1994(9)
          23.01    --  Consent of Arthur Andersen LLP, Independent Public Accountants
          27.01    --  Financial Data Schedule


      ----------

      *    Management contract or compensatory plan or arrangement.

      ** Confidential treatment has been granted for portions of this document. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

      (1) Incorporated by reference to the exhibit of the same number filed with Registrant's Form S-1 Registration Statement (File No. 33-94852).

      (2) Incorporated by reference to the exhibit of the same number filed with Registrant's Form S-1 Registration Statement (File No. 33-86458).

      (3) Incorporated by reference to the exhibit of the same number filed with Registrant's Form 8-K filed on or about January 5, 1996.

      (4) Incorporated by reference to the exhibit of the same number filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

      (5) Incorporated by reference to the exhibit of the same number filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997.

      (6) Incorporated by reference to the exhibit of the same number filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

      (7) Incorporated by reference to the exhibit of the same number filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

      (8) Incorporated by reference to the exhibit of the same number filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

      (9) Incorporated by reference to the exhibit of the same number filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.

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

                     INFORMATION STORAGE DEVICES, INC.

                       By:   /S/DAVID L. ANGEL
                             ----------------------
                             David L. Angel
                             Chairman of the
                             Board and Chief
                             Executive Officer

                       Date: March 25, 1998



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities an on the dates indicated.


Signature                   Title                                           Date
---------                   -----                                           ----

/S/ DAVID L. ANGEL          Chairman of the Board, Chief Executive          March 25, 1998
                            Officer and Director
----------------------      (Principle Executive Officer)
David L. Angel


/S/ FELIX J. ROSENGARTEN    Vice President, Finance and Administration,     March 25, 1998
                            and Chief Financial Officer
----------------------      (Principal Financial Officer and
Felix J. Rosengarten        Principal Accounting Officer)


/S/  FREDERICK B. BAMBER    Director                                        March 25, 1998

----------------------
Frederick B. Bamber


/S/ EUGENE J. FLATH         Director                                        March 25, 1998

----------------------
Eugene J. Flath


/S/ ALAN V. KING            Director                                        March 25, 1998

----------------------
 Alan V. King


/S/ ERIC J. OCHILTREE       Director                                        March 25, 1998

----------------------
 Eric J. Ochiltree


/S/ FREDERICK L. ZIEBER     Director                                        March 25, 1998

----------------------
Frederick L. Zieber



                                                                                                                     Schedule II




                        INFORMATION STORAGE DEVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                            Additions
                                                 Balance at               Charged to Costs                            Balance at
Description                                      Beginning of Year         and Expenses            Deductions         End of Year
-----------                                      -----------------        ----------------         ----------         -----------

Year ended December 31, 1995
     Allowance for doubtful accounts........          $  76                   $   210                  $ (11)            $   275

Year ended December 31, 1996
     Allowance for doubtful accounts........          $ 275                   $   325                  $   --            $   600

Year ended December 31, 1997
     Allowance for doubtful accounts........          $ 600                   $ 1,270                  $   --            $ 1,870


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report included (or incorporated by reference) in this Form 10-K into the Company's previously filed Registration Statements No. 33-90824, No. 333-08037 and No. 333-43065, on Form S-8.

                                     ARTHUR ANDERSEN LLP

San Jose, California
March  25 , 1998

                               COMMERCIAL PROMISSORY NOTE
                                      (BASE RATE)



Borrower Name:
INFORMATION STORAGE DEVICES, INC.,
a California corporation

Borrower Address:                       Office:                   Loan Number:
2045 Hamilton Avenue                    Sunnyvale                 0005-00-0000
San Jose, CA 95125:

                                        Maturity Date:            Amount:
                                        June 30,1998              $15,000,000.00


Sunnyvale, California                   $15,000,000.00       Date: July 24, 1997
---------------------                   --------------       -------------------

FOR VALUE RECEIVED, on June 30, 1998, the undersigned ("Debtor") promises to pay to the order of UNION BANK OF CALIFORNIA, N.A. ("Bank"), as indicated below, the principal sum of FIFTEEN MILLION AND NO/100 DOLLARS ($15,000,000.00), or so much thereof as is Disbursed, together.with interest on the balance of such principal from time to time outstanding, at the per annum rate or rates and at the times set forth below.

1. INTEREST PAYMENTS. Debtor shall pay interest on the last day of each month (commencing August 31, 1997). Should interest not be paid when due, it shall become part of the principal and bear interest as herein provided. All computations of interest under this note shall be made on the basis of a year of 360 days, for actual days elapsed.

    a. BASE INTEREST RATE. At Debtor's option, amounts outstanding hereunder in increments of at least $10,000 shall bear interest at a rate, based on an index selected by Debtor, which is 1.25% per annum in excess of Bank's LIBOR Rate for the Interest Period selected by Debtor.

    Any Base Interest Rate may not be changed, altered or otherwise modified until the expiration of the Interest Period selected by Debtor. The exercise of interest rate options by Debtor shall be as recorded in Bank's records, which records shall be prima facie evidence of the amount borrowed under either interest option and the interest rate; provided, however, that failure of Bank to make any such notation in its records shall not discharge Debtor from its obligations to repay in full with interest all amounts borrowed. In no event shall any Interest Period extend beyond the maturity date of this note.

    To exercise this option, Debtor may, from time to time with respect to principal outstanding on which a Base Interest Rate is not accruing, and on the expiration of any Interest Period with respect to principal outstanding on which a Base Interest Rate has been accruing, select an index offered by Bank for a Base Interest Rate Loan and an Interest Period by telephoning an authorized lending officer of Bank located at the banking office identified below prior to 10:00 a.m. Pacific time, on any Business Day and advising that officer of the selected index, the Interest Period and the Origination Date selected (which Origination Date, for a Base Interest Rate Loan based on the LIBOR Rate, shall follow the date of such selection by no more than two (2) Business Days).

    Bank will mail a written confirmation of the terms of the selection to Debtor promptly after the selection is made. Failure to send such confirmation shall not affect Bank's rights to collect interest at the rate selected. If, on the date of the selection, the index is unavailable for any reason, the selection shall be void. Bank reserves the right to fund the principal from any source of funds notwithstanding any Base Interest Rate selected by Debtor.

b. VARIABLE INTEREST RATE. All principal outstanding hereunder which is not bearing interest at a Base Interest Rate shall bear interest at a rate per annum at the Reference Rate, which rate shall vary as and when the Reference Rate changes.

At any time prior to the maturity of this note, subject to the provisions of paragraph 4, below, of this note, Debtor may borrow, repay and reborrow hereon so long as the total outstanding at any one time does not exceed the principal amount of this note. Debtor shall pay all amounts due under this note in lawful money of the United States at Bank's Sunnyvale Office, or such other office as may be designated by Bank, from time to time.

2. LATE PAYMENTS. If any payment required by the terms of this note shall remain unpaid ten days after same is due, at the option of Bank, Debtor shall pay a fee of $100 to Bank.

3. INTEREST RATE FOLLOWING DEFAULT. In the event of default, at the option of Bank, and, to the extent permitted by law, interest shall be payable on the outstanding principal under this note at a per annum rate equal to five percent (5%) in excess of the interest rate specified in paragraph 1.b, above, calculated from the date of default until all amounts payable under this note are paid in full.

 4.    PREPAYMENT.

a. Amounts outstanding under this note bearing interest at a rate based on the Reference Rate may be prepaid in whole or in part at any time, without penalty or premium. Amounts outstanding under this note bearing interest at a Base Interest Rate may only be prepaid, in whole or in part provided Bank has received not less than five (5) Business Days prior written notice of an intention to make such prepayment and Debtor pays a prepayment fee to Bank in an amount equal to the present value of the product of: (i) the difference (but not less than zero) between (a) the Base Interest Rate applicable to the principal amount which Debtor intends to prepay, and (b) the return which Bank could obtain if it used the amount of such prepayment of principal to purchase at bid price regularly quoted securities issued by the United States having a maturity date most closely coinciding with the relevant Base Rate Maturity Date and such securities were held by Bank until the relevant Base Rate Maturity Date ("Yield Rate"); (ii) a fraction, the numerator of which is the number of days in the period between the date of prepayment and the relevant Base Rate Maturity Date and the denominator of which is 360; and (iii) the amount of the principal so prepaid (except in the event that principal payments are required and have been made as scheduled under the terms of the Base Interest Rate Loan being prepaid, then an amount equal to the lesser of (A) the amount prepaid or (B) 50% of the sum of (1) the amount prepaid and (2) the amount of principal scheduled under the terms of the Base Interest Rate Loan being prepaid to be outstanding at the relevant Base Rate Maturity Date). Present value under this note is determined by discounting the above product to present value using the Yield Rate as the annual discount factor.

b.In no event shall Bank be obligated to make any payment or refund to Debtor, nor shall Debtor be entitled to any setoff or other claim against Bank, should the return which Bank could obtain under the above prepayment formula exceed the interest that Bank would have received if no prepayment had occurred. All prepayments shall include payment of accrued interest on the principal amount so prepaid and shall be applied to payment of interest before application to principal. A determination by Bank as to the prepayment fee amount, if any, shall be conclusive.

c. Such prepayment fee, if any, shall also be payable if prepayment occurs as the result of the acceleration of the principal of this note by Bank because of any default hereunder. If, following such acceleration, all or any portion of a Base Interest Rate Loan is satisfied, whether through sale of property encumbered by any security agreement or other agreement securing this note, at a foreclosure sale held thereunder or through the tender of payment at any time following such acceleration, but prior to such a foreclosure sale, then such satisfaction shall be deemed an evasion of the prepayment conditions set forth above, and Bank shall, automatically and without notice or demand, be entitled to receive, concurrently with such satisfaction the prepayment fee set forth above, and the amount of such prepayment fee shall be added to the principal. DEBTOR HEREBY ACKNOWLEDGES AND AGREES THAT BANK WOULD NOT MAKE THE LOAN TO DEBTOR EVIDENCED BY THIS NOTE WITHOUT DEBTOR'S AGREEMENT, AS SET FORTH ABOVE, TO PAY BANK A PREPAYMENT FEE UPON THE SATISFACTION OF ALL OR ANY PORTION OF THE PRINCIPAL BEARING INTEREST AT A BASE INTEREST RATE FOLLOWING THE ACCELERATION OF THE MATURITY DATE HEREOF BY REASON OF A DEFAULT. DEBTOR HAS CAUSED THOSE PERSONS SIGNING THIS NOTE ON ITS BEHALF TO SEPARATELY INITIAL THE AGREEMENT CONTAINED IN THIS PARAGRAPH BY PLACING THEIR INITIALS BELOW:

INITIALS:

5. DEFAULT AND ACCELERATION OF TIME FOR PAYMENT. Default shall include, but not be limited to, any of the following (a) the failure of Debtor to make any payment required under this note when due; (b) any breach, misrepresentation or other default by Debtor, any guarantor, co-maker, endorser, or any person or entity other than Debtor providing security for this note (hereinafter individually and collectively referred to as the "Obligor") under any security agreement, guaranty or other agreement between Bank and any Obligor; (c) the insolvency of any Obligor or the failure of any Obligor generally to pay such Obligor's debts as such debts become due; (d) the commencement as to any Obligor of any voluntary or involuntary proceeding under any laws relating to bankruptcy, insolvency, reorganization, arrangement, debt adjustment or debtor relief; (e) the assignment by any Obligor for the benefit of such Obligor's creditors; (f) the appointment, or commencement of any proceeding for the appointment of a receiver, trustee, custodian or similar official for all or substantially all of any Obligor's property; (9) the commencement of any proceeding for the dissolution or liquidation of any Obligor; (h) the termination of existence or death of any Obligor; (i) the revocation of any guaranty or subordination agreement given in connection with this note; (j) the failure of any Obligor to comply with any order, judgment, injunction, decree, writ or demand of any court or other public authority; (k) the filing or recording against any Obligor, or the property of any

Obligor, of any notice of levy, notice to withhold, or other legal process for taxes other than property taxes; (1) the default by any Obligor personally liable for amounts owed hereunder on any obligation concerning the borrowing of money; (m) the issuance against any Obligor, or the property of any Obligor, of any writ of attachment, execution, or other judicial lien; or (n) the deterioration of the financial condition of any Obligor which results in Bank deeming itself, in good faith, insecure. Upon the occurrence of any such default, Bank, in its discretion, may cease to advance funds hereunder and may declare all obligations under this note immediately due and payable; however, upon the occurrence of an event of default under d, e, f, or g, all principal and interest shall automatically become immediately due and payable.

6. ADDITIONAL AGREEMENTS OF DEBTOR. If any amounts owing under this note are not paid when due, Debtor promises to pay all costs and expenses, including reasonable attorneys' fees, incurred by Bank in the collection or enforcement of this note. Debtor and any endorsers of this note, for the maximum period of time and the full extent permitted by law, (a) waive diligence, presentment, demand, notice of nonpayment, protest, notice of protest, and notice of every kind; (b) waive the right to assert the defense of any statute of limitations to any debt or obligation hereunder; and (c) consent to renewals and extensions of time for the payment of any amounts due under this note. If this note is signed by more than one party, the term "Debtor" includes each of the undersigned and any successors in interest thereof; all of whose liability shall be joint and several. Any married person who signs this note agrees that recourse may be had against the separate property of that person for any obligations hereunder. The receipt of any check or other item of payment by Bank, at its option, shall not be considered a payment on account until such check or other item of payment is honored when presented for payment at the drawee bank. Bank may delay the credit of such payment based upon Bank's schedule of funds availability, and interest under this note shall accrue until the funds are deemed collected. In any action brought under or arising out of this note, Debtor and any Obligor, including their successors and assigns, hereby consent to the jurisdiction of any competent court within the State of California, as provided in any alternative dispute resolution agreement executed between Debtor and Bank, and consent to service of process by any means authorized by said state's law. The term "Bank" includes, without limitation, any holder of this note. This note shall be construed in accordance with and governed by the laws of the State of California. This note hereby incorporates any alternative dispute resolution agreement previously, concurrently or hereafter executed between Debtor and Bank

7. DEFINITIONS. As used herein, the following terms shall have the meanings respectively set forth below: "Base Interest Rate" shall mean a rate of interest based on the LIBOR Rate. "Base Interest Rate Loan" shall mean amounts outstanding under this note that bear interest at a Base Interest Rate. "Base Rate Maturity Date" shall mean the last day of the Interest Period with respect to principal outstanding under a Base Interest Rate Loan. "Business Day" shall mean a day which is not a Saturday or Sunday on which Bank is open for business in the state identified in paragraph 6, above, and with the respect to the rate of interest based on the LIBOR Rate, on which dealings in U.S. dollar deposits outside of the United States may be carried on by Bank. "Interest Period" shall mean any calendar period of one, three, six, nine or twelve months. In determining an Interest Period, a month means a period that starts on one
Business Day in a month and ends on and includes the day preceding the numerically corresponding day in the next month. For any month in which there is no such numerically corresponding day, then as to that month, such day shall be deemed to be the last calendar day of such month. Any Interest Period which would otherwise end on a non-Business Day shall end on the next succeeding Business Day unless that is the first day of a month, in which event such Interest Period shall end on the next preceding Business Day. "LIBOR Rate" shall mean a per annum rate of interest (rounded upward, if necessary, to the nearest 1/100 of 1%) at which dollar deposits, in immediately available funds and in lawful money of the United States would be offered to Bank, outside of the United States, for a term coinciding with the Interest Period selected by Debtor and for an amount equal to the amount of principal covered by Debtor's interest rate selection, plus Bank's costs, including the cost, if any of reserve requirements. "Origination Date" shall mean the Business Day on which funds are made available to Debtor relating to Debtor's selection of a Base Interest Rate. "Reference Rate" shall mean the rate announced by Bank from time to time at its corporate headquarters as its Reference Rate. The Reference Rate is an index rate determined by Bank from time to time as a means of pricing certain extensions of credit and is neither directly tied to any external rate of interest or index nor necessarily the lowest rate of interest charged by Bank at any given time.

This note is subject to the terms of that certain Trade Credit Agreement between Debtor and Bank dated as of July 24, 1997, and any extension, modifications or amendments thereof.

INFORMATION STORAGE DEVICES, INC.



 By:  /S/ Felix Rosengarten

Felix Rosengarten
Chief Financial Officer

                                                                   AUTHORIZATION

Borrower Name
INFORMATION STORAGE DEVICES, INC.

Borrower Address                             Office Number        Loan Number
2045 HAMILTON AVENUE                             126              0005-00-0000
SAN JOSE, CA 95125
                                             Matunty Date         Amount
                                             June 30, 1998        $15,000,000.00


Union Bank of California, N.A. ("Bank") is hereby authorized and instructed to disburse the proceeds of that certain Note referenced above in the following manner:

Deposit the proceeds of our revolving note into our account #1260002364 from time to time and in such amounts as may be requested verbally or in writing.

Fees itemized below are payable as follows (check one):

__ Charge account number:             N/A                      __ Check enclosed

                            TERMS AND CONDITIONS

1. Bank is authorized to charge account number 1260002364 in the name(s) of INFORMATION STORAGE DEVICES, INC. for payments of interest (or principal/ interest) when due in connection with this Note and all renewals or extensions thereof.

2. Bank shall disburse proceeds in the amounts stated above in accordance with the foregoing authorization or when Bank receives verbal or written authorization from Borrower(s) to do so, or any one of the Borrowers, if there are joint Borrowers, but not later than June 30, 1998. The Bank, at its discretion, may elect to extend this date without notice to or acknowledgement by the borrower(s). This Authorization and the above mentioned Note will remain in full force and effect until the obligations in connection with this Note have been fulfilled.

3. Unless dated by Bank prior to execution, the Note shall be dated by Bank as of the date on which Bank disburses proceeds.

4. Notwithstanding anything to the contrary herein, Bank reserves the right to decline to advance the proceeds of the above described Note if there is a filing as to the Borrower(s), or any of them of a voluntary or involuntary petition under the provisions of the Federal Bankruptcy Act or any other insolvency law; the issuance of any attachment, garnishment, execution or levy of any asset of the Borrower(s), or any endorser or guarantor which results in Bank deeming itself, in good faith insecure.

5. The borrower(s) authorizes Bank to release information concerning the borrower(s) financial condition to suppliers, other creditors, credit bureaus and other credit reporters; and also authorizes Bank to obtain such information from any third party at any time.

The Borrower(s) by their execution of this Authorization accept the foregoing terms, conditions and instructions.

Executed on July 24, 1997



Individual's Name (Type)      Corporation or Partnership (Typed Name)

Individual's Signature        Information Storage Devices, INC.

Individual's Name (Type)      By    /S/ Felix Rosengarten

Individual's Signature        Title:   Felix Rosengarten,Chief Financial Officer

Address

TRADE CREDIT AGREEMENT

This Trade Credit Agreement ("Agreement") entered into as of the date set forth below between the undersigned ("Borrower") and Union Bank of California. N.A. ("Bank"), with respect to each and every extension of credit (collectively referred to as the "Trade Facility") from Bank to Borrower. In consideration of the Trade Facility, Bank and Borrower agree to the following terms and conditions:

1. THE TRADE: FACILITY

1.1 The Note. The Trade Facility is evidenced by one or more promissory notes, reimbursement agreements. or other evidence of indebtedness, including each amendment, extension, renewal or replacement thereof, which are incorporated herein by this reference.

1.2 The Trade Finance Credit Facilities. The Trade Finance Credit Facilities available to Borrower shall expire on June 30, 1998, and shall total $15,000,000.00 and be evidenced by a note and other evidence of indebtedness and subject to the following, sublimits:

The Commercial L/C Line in an amount not to exceed $ 14,400,000.00

The Trade Finance Line in an amount not to exceed $ - 0 -

The Clean Advance Line in an amount not to exceed $ 14,400,000.00

The Standby L/C Line in an amount not to exceed $ 600,000.00 and other terms and conditions described below. Also, the combined amount outstanding under the Trade Finance Line and the Clean Advance Line shall not exceed $ 14,400,000.00, at any time.

1.3 The Commercial L\C Line shall be for commercial letters of credit ("Commercial L/C's") calling for

X sight drafts;                                 X issuance drafts up to 60 days

for the importation or purchase of general merchandise , each having an expiration date not more than 180 days from its date of issuance, but in any event not later than October30,1998.

1.4 The Trade Finance Line (the "Line") shall be for the purpose of

X Creating bankers' acceptances under usance Commercial L/Cs;

Each drawing under the Line shall, be due and payable not later than N/A (_) days following, as the case may be. (a) the release of documents by Bank (including any issuance period), or (b) the date of shipment on open account, under the applicable transaction. All advances under the Line must be made on or before N/A, 199_. In the event of a renewal or extension of the Line, the original maturities of each advance shall continue unless otherwise agreed in writing between Borrower and Bank.

1.5 The Clean Advance Line shall be for Borrower's working capital purposes. Advances must be made on or before June 30,1998. The Clean Advance Line shall be evidenced by, and subject to the terms of a note on the standard form used by Bank for commercial loans.

1.6 Clean-up Period. Under the Clean Advance Line, during at least N/A consecutive clays in each 12 month period, the principal amount outstanding under such line must be zero.

1.7 The Standby Letter of Credit Line shall be for irrevocable standby letters of credit, each having an expiration date not more than 12 months from its date of issuance, but in any event not later than June 30 1998.

1.8 Limitations on the Trade Finance Credit Facilities. The aggregate amount available to be drawn under each sublimit listed above shall be reduced, dollar for dollar, by the aggregate amount of unpaid principal obligations under the respective sublimit. The aggregate of all unpaid advances and reimbursement obligations shall reduce, dollar for collar, the maximum

* Wherever , "N/A". appears in a blank in this Agreement, it means the Subsection in which it appears is deemed deleted from this Agreement If only a portion of a Subsection is to be deleted. it is crossed-out (e.g., crossed-out).

amount available under the Trade Finance Credit Facilities Borrower may reborrow or obtain new extensions of credit under h such sublimit until the expiration date of such facilities. to the extent that Borrower has paid or otherwise satisfied prior borrowings or extensions of credit, subject to all terms and conditions in the Loan Documents (defined below).

1.9 Trade Finance Fees. All fees in connection with the Trade Finance Credit Facilities will be in accordance with Bank's standard schedule of fees as published from time to time or as otherwise agreed to in writing by Borrower and Bank.

1.10 Other Fee. Borrower shall also pay to Bank a fee of $ N/A

1.11 Collateral. The payment and performance of all obligations of Borrower under the Loan Documents are and shall be ring the term of the Trade Facility secured by a perfected security interest in such real or personal property collateral as is required by Bank and each security interest shall rank in first priority unless otherwise specit~ied in v rising by Bank.

1.12 Term Loan. In addition to the Trade Finance Credit Facility, each term loan available to Borrower shall be evidenced a note on the standard form used by Bank for commercial loans. Proceeds of each term loan shall be available for disbursement from N/A , 199_, through N/A , 199_ only.

1.13 Guaranty. The payment and performance of all obligations of Borrower under the Trade Facility are and shall be ring the term of the Trade Facility
guaranteed by:   N/A

1.14 Subordination. Certain other obligations of Borrower are and shall be during the term of the Trade Facility Coordinated to repayment of all obligations of Borrower to Bank, pursuant to one or more subordination agreement(s) in, or of Bank executed and delivered by: N/A

2. CONDITIONS TO AVAILABILITY OF THE TRADE FACILITY

re Bank is obligated to extend any credit under this Agreement, Bank must have received (a) every document required by : in connection with the Trade Facility, each of which must be in form and substance satisfactory to Bank (together with Agreement, referred to as the "Loan Documents"), (b) confirmation of the perfection of its security interest in any feral required by Bank and (c) payment of any fees required in connection with the Trade Facility.

3. REPRESENTATIONS AND WARRANTIES

Borrower represents and warrants (and each request for an extension of credit hereunder shall be deemed a representation and City made on the date of such request) that:

3.1 Borrower is an individual or Borrower is duly organized and existing under the laws of the state of its organization and duly qualified to conduct business in each jurisdiction in which its business is conducted.

3.2 The execution, delivery and performance of the Loan Documents executed by Borrower are within Borrower's power, have been duly authorized, are legal, valid and binding obligations of Borrower, and are not in conflict with the terms of the after, bylaw, or other organization papers of Borrower or with any law, indenture, agreement or undertaking to which borrower is a party or by which Borrower is bound or affected.

3.3 All financial statements and other financial information submitted by Borrower to Bank are true and correct in all material respects, and there has been no material adverse change in Borrower's financial condition since the date of the latest such financial statements.

3.4 Borrower is properly licensed and in good standing in each state in which Borrower is doing business, and Borrower s complied with all laws and regulations affecting Borrower, including within limitation, each applicable fictitious business name statute.

3.5 There is no event which is, or with notice or lapse of time or both would be, an Event of Default (as defined in article 5).

3.6 Borrower is not engaged in the business of extending credit for the purpose of, and no part of the Trade Facility will be used, directly or indirectly, for purchasing or carrying margin stock within the meaning of Federal Reserve Board Reg. U.

3.7 Borrower is not aware of any fact, occurrence or circumstance which Borrower has not disclosed to Bank in writing which has or could reasonably be expected to have, a material adverse effect on Borrower's ability to pay or perform borrower's obligations to Bank.

4.COVENANTS. Borrower agrees, so long as the Trade Facility or any commitment to make any advance thereunder is outstanding and until full and final payment of all sums outstanding under any Loan Document, that Borrower will:

4.1 Maintain:

(a) Working, Capital of at least $ N/A current assets over current liabilities); (As used herein, "Working Capital" means the excess of current assets over current liabilities);

(b) A ratio of current assets to current liabilities of at least N/A l.00;

(c) A quick; ratio of cash, accounts receivable and marketable securities to current liabilities of at least N/A:1.00;

(d) Tangible Net Worth of at least $ N/A (As used herein, "Tangible Net Worth" means net worth increased by indebtedness of Borrower subordinated to Bank and decreased by patents, licenses, trademarks, trade names, goodwill and other similar intangible assets, organizational expenses and monies due from affiliates (including officers, shareholders and directors));

(e) A ratio of total liabilities to Tangible Net Worth of not greater than N/A :1.00 (As used herein "Tangible Net Worth" means net worth increased by indebtedness of Borrower subordinated to Bank and decreased by patents, licenses, trademarks, trade names, goodwill and other similar intangible assets, organizational expenses, and monies due from affiliates (including, officers, shareholders and directors));

(f) A profit after taxes of not less than $ N/A, to be measured as of the end of each fiscal N/A of Borrower for the N/A period immediately preceding the date of measurement;

(g) A ratio of Cash Flow to Debt Service of at least N/A :1.00. Compliance with this subsection to be measured as of the end of each fiscal N/A of Borrower. (As used herein, "Cash Flow" means net profit after taxes, to which depreciation, amortization and other non-cash expenses are added for the N/A month period immediately preceding the date of calculation, and "Debt Service" means that portion of long-term liabilities and capital leases coming due within N/A months after the date of calculation);

(h) Borrower to maintain a minimum of $17,700,000.00 in pledged investments in its ) Liquidity Management Account.

All accounting terms used in this Agreement shall have the definitions given them by generally accepted accounting, principles. unless otherwise defined herein

4.9 Give written notice to Bank within I 5 days after the following,:

(a) Any litigation or arbitration proceeding affecting Borrower where the amount in controversy is $ 25,000.00 or more:

(b) Any material dispute which may exist between Borrower and any government regulatory body or law enforcement body;

(c) Any Event of Default or any event which, upon notice, or lapse of time, or both, would become an Event of Default:

(c) Any other matter which has resulted or is likely to result in a material adverse change in Borrower's financial condition or operation; and

(e) Any change in Borrower's name or the location of Borrower's principal place of business, or the location of any collateral for the Trade Facility, or the establishment of any new place of business or the discontinuance of any existing place of business.

4.3 Furnish to Bank an income statement, balance sheet, and statement of retained earnings with supportive schedules ("Financial Statements"), and any other financial information requested by Bank, prepared in accordance with generally accepted accounting principles and in a form satisfactory to Bank as follows:

(a) Within 45 days after the close of each quarter , Borrower's Financial Statement as of the close of such period;

(b) Within 120 days after close of each fiscal year, a copy of Borrower's annual Financial Statement prepared by an independent certified public accountant on a(n) audited basis. Any independent certified public accountant who prepares Borrower's Financial Statement shall be selected by Borrower and reasonably satisfactory to Bank;

(c)  Annually,  upon  request,  a copy  of  each  guarantor's  annual  Financial
Statement;

(d) If a Borrowing Base Addendum is made part of this Agreement, within N/A days after each calendar monthend' in form required by Bank, a copy of Borrower's monthly accounts receivable and accounts payable agings, a report of Borrower's inventory, and a certificate of compliance with the bonTowing base described in sail Borrowing Base Addendum, which certificate shall accurately report the collateral in form required by Banli; an

(e) Promptly upon request, any other financial information requested by Bank.

4.4 Furnish to Bank, on Bank's request, a copy of Borrower's and each guarantor's most recently filed federal income tax unit with all accompanying schedules.

4.5 Pay or reimburse Bank for all costs, expenses and fees incurred by Bank in preparing and documenting this Agreement i the Trade Facility and all amendments and modifications thereof, including but not limited to all filing and recording s, costs of appraisals, insurance and attorneys' fees, including the reasonable estimate of the allocated costs and expenses in-house legal counsel and staff.
4.6 Maintain and preserve Borrower's existence, present form of business and all rights, privileges and franchises necessary desirable in the normal course of its business and keep all of Borrower s properties in good working order and condition.

4.7 Maintain and keep in force insurance with companies acceptable to Bank and in such amounts and types, including without limitation fire and public liability insurance, as is usual in the business carried on by Borrower, or as Bank may reasonably request. Stick insurance policies must be in form and substance satisfactory to Bank.

4.8 Maintain adequate books, accounts and records and prepare all financial statements required hereunder in accordance th generally accepted accounting principles and in compliance with the regulations of any governmental regulatory body having jurisdiction over Borrower or Borrower's business and permit employees or agents of Bank at any reasonable time to inspect Borrower's assets and properties, and to examine or audit Borrower's books, accounts and records and make copies and memoranda thereof.

  4.9 At all times comply with or cause to be complied with, all laws, statutes, rules, regulations, orders and directions of any governmental authority having jurisdiction over Borrower or Borrower's business, and all material agreements to which Borrower is a party.

  4.10 Except as provided in this Agreement or in the ordinary course of its business as currently concluded, not make any loans or advances, become a guarantor or surety, pledge its credit or properties in any manner, or extend credit.

  4.11 Not purchase the debt or equity of another person or entity except for savings accounts and certificates of deposit of Bank, direct U.S. Government obligations and commercial paper issued by corporations with top ratings of Moody's or Standard & Poor's, provided that all such permitted investments shall mature within one year of purchase.

  4.12 Not create, assume or suffer to exist any mortgage, encumbrance, security interest, pledge or lien ("Lien") on Borrower's real or personal property, whether now owned or hereafter acquired, or upon the income or profits thereof except the following: (a) Liens in favor Bank, (b) Liens for taxes or other items not delinquent or contested in good faith and (c) other Liens which do not exceed in the aggregate $ 25,000,000 at any one time.

4.13 Not sell or discount any account receivable or evidence of indebtedness, except to Bank; not borrow any money or become contingently liable for money borrowed, except pursuant to agreements made with Bank.

4.14 Neither liquidate, dissolve, enter into any consolidation, merger, partnership or other combination; nor convey, sell or lease all or the greater part of its assets or business; nor purchase or lease all or the greater part of the assets or business of another.

4.15 Not engage in any business activities or operations substantially different from or unrelated to Borrower's present business activities and operations.

4.16 Not, in any single fiscal year of Borrower, expend or incur obligations of more than $ N/A the acquisition of fixed or capital assets.

4.17 Not in any single fiscal year of Borrower, enter into any lease of real or personal property which would cause Borrower's aggregate annual obligations under all such real and personal property leases to exceed $ /A

4.18 If Bank creates bankers' acceptances ("Acceptances") they shall be created only under the following terms:

(a) Borrower agrees to pay to Bank the amount of such Acceptance (and the amount of all charges and expenses that Bank may incur relating to such Acceptance) no later than the banking day prior to maturity of the relevant draft, or earlier upon Bank's demand following an Event of Default. (b) Borrower shall also pay to Bank, as and when the same would be payable under Bank's standard procedures, any and all standard fees and commissions payable with respect to the creation of bankers' acceptances, and shall reimburse Bank, on demand for all of Bank's out-of-pocket costs and expenses incurred in connection with each Acceptance and not otherwise covered by such standard fees or commissions. All such standard fees and commissions shall be computed and paid at Bank's prevailing rates. Bank shall have no obligation to repay all or any portion of Banks acceptance commission (or any other amount paid by Borrower with respect to an Acceptance).

(c) If any Acceptance created is, for any reason, subsequently determined to be ineligible for discount with Federal Reserve Banks, or if there shall be any change in law or regulation with respect to the creation or discounting of Acceptances or the maintaining of reserves with respect thereto, Borrower shall, upon Bank's demand, pay to Bank additional amounts sufficient to indemnify Bank against any additional costs incurred by Bank in connection with such ineligible Acceptance or such change in law or regulation. Bank's certificate as to any such additional amounts. submitted to Borrower, shall he conclusive absent manifest error.

(d) Borrower represents and agrees that the creation by Bank of each eligible Acceptance for Borrower will he deemed an additional representation that each Acceptance created for Borrower shall (i) arise solely out of transactions for the current sale and distribution on usual credit terms of imported, exported or domestically shipped goods, and (ii) have a face amount not in excess of the amount invoiced to Borrower in connection with such transaction and, with respect to the creation of each eligible Acceptance, otherwise comply with all applicable rules and regulations of the Federal Reserve System governing, bankers' acceptances and meet the requirements for eligibility for discount with' Federal Reserve Banks. Borrower shall maintain and. at Bank's request shall provide to Bank or its designee such evidence, certificates and documents sufficient to establish that Bank's creation of such Acceptance is in compliance with all applicable laws, regulations and administrative orders., 4.19 Borrower will promptly, upon demand by Bank, take such further action and execute all such additional documents and instruments in connection with this Agreement as Bank in its reasonable discretion deems necessary and promptly supply Bank with such other information concerning its affairs as Bank may request from time to time.

5. EVENTS OF DEFAULT

The occurrence of any of the following events ("Events of Default") shall terminate any obligation on the part of Bank to make or continue the Trade Facility and automatically, unless otherwise provided under the Loan Documents, shall make all sums of interest and principal and any other amounts owing under the Trade Facility immediately due and payable, without notice of default, presentment or demand for payment, protest or notice of nonpayment or dishonor, or any other notices or demands:

5.1 Borrower shall default in the due and punctual payment of the principal of or the interest under any of the Loan Documents; or

5.2 Any default shall occur under any of the Loan Documents; or

5.3 Borrower shall default in the due performance or observance of any covenant or condition of the Loan Documents; or

5.4 Any guaranty or subordination agreement required hereunder shall be breached or become ineffective, or any guarantor or subordinating creditor shall die or disavow or attempt to revoke or terminate such guaranty or subordination agreement; or

5.5 There shall be a change in ownership or control of ten percent (10%) or more of the issued and outstanding stock of Borrower or any guarantor, or (if Borrower is a partnership) there shall be a change in ownership or control of any general partner's interest.

6. MISCELLANEOUS PROVISIONS

6.1 The rights, powers and remedies given to Bank hereunder shall be cumulative and not alternative and shall be in addition to all rights, powers and remedies given to Bank by law against Borrower or any other person, including but not limited to Bank's rights of setoff and banker's lien.

6.2 Any forbearance or failure or delay by Bank in exercising any right, power or remedy hereunder shall not be deemed a waiver thereof and any single or partial exercise of any right, power or remedy shall not preclude the further exercise thereof. No waiver shall be effective unless it is in writing and signed by an officer of Bank.

6.3 The benefits of this Agreement shall inure to the successors and assigns of Bank and the permitted successors and assigns of Borrower, and any assignment by Borrower without Bank's consent shall be null and void.

6.4 This Agreement and all other agreements and instruments required by Bank in connection herewith shall be governed by and construed according to the laws of the State of California.

6.5 Should any one or more provisions of this Agreement be determined to be illegal or unenforceable, all other provisions nevertheless shall be effective. In the event of any conflict between the provisions of this Agreement and the provisions of any note or reimbursement agreement evidencing any indebtedness hereunder, the provisions of such note or reimbursement agreement shall prevail.

6.6 Except for documents and instruments specifically referenced herein, this Agreement the entire agreement between Bank and Borrower regarding the Trade Facility and all prior communications verbal or written between Borrower and Bank shall be of no further effect or evidentiary value.

6.7 The section and subsection headings herein are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

6.8 This Agreement may be amended only in writing signed by all parties hereto.

6.9 Borrower and Bank may execute one or more counterparts to this Agreement, each of which shall be deemed an original, but taken together shall be one and the same instrument.

6.10 Any notices or other communications provided for or allowed hereunder shall be effective only when given by one of the following methods and addressed to the respective party at its address given with the signatures at the end of this Agreement and shall be considered to have been validly given: (a) upon delivery, if delivered personally; (b) upon receipt, if mailed, first class postage prepaid, with the United States Postal Service; (c) on the next business day, if sent by overnight courier service of recognized standing; and (d) upon telephoned confirmation of receipt, if telecopied.

7. ADDITIONAL PROVISIONS

The  following  additional  provisions,  if any,  are hereby made a part of this
Agreement:

N/A

 THIS AGREEMENT is executed on behalf of the parties as of July 24, 1997


Union Bank of California, N.A. ("Bank")        (" Borrower ")

By:  /S/ Jerry Iwata                           Information Storage Devices, INC.

Title:  Assistant Vice President               /S/  Felix Rosengarten

Printed Name: Jerry Iwata                      By: Felix Rosengarten

                                               Title: Chief Financial Officer

Address                                        where  notices  to Bank are to be
                                               sent:  Address  where  notices to
                                               Borrower are to be sent:

UNION BANK OF CALIFORNIA, N.A.                 2045 HAMILTON AVENUE
495 S. MATHILDA AVENUE                         SAN JOSE, CA 95125
SUNNYVALE, CA 94086

Attn: Jerry Iwata.                             Attn: Felix Rosengarten



Fax Number: (408) 738-5353                     Fax Number (408) 369-2577
Telephone No. ( 408) 738-4903                  Telephone No. (408) 369-2428

ALTERNATIVE DISPUTE
RESOLUTION AGREEMENT

THIS ALTERNATIVE DISPUTE RESOLUTION AGREEMENT ("Agreement") is made and entered into as of the 24th day of July , 1997 by and between the undersigned ("Obligor") and United Bank of California. N.A ("Bank")

(Obligor and Bank herein collectively, the "Parties" and individually, a "Party"). Initially capitalized terms used in this Agreement which are not otherwise defined herein shall have the respective meanings set forth in Paragraph 7 of this Agreement.

1. CLAIMS SUBJECT TO ARBITRATION OR JUDICIAL REFERE.N'CE.

(a) Any Claim other than it Claim that arises out of or relates to any obligation under any Subject Document that is secured in whole or in part, be an interest in real property shall at the written request of any Party, be determined by Arbitration.

(b) Any Claim that arises out of or relates to any obligation under any Subject Document that is secured in whole or in part. by an interest in real property shall be determined by Arbitration only with the consent of both Parties. If both Parties do consent to the determination of any such Claim by Arbitration. then such Claim shall, at the written request of any Party, be determined by Reference.

(c) The determination as to whether or not a Claim arises out of or relates to any obligation under any Subject Document that is secured in whole or in part, by an interest in real property shall be made at the time the arbitrator or referee is secured pursuant to Paragraph 7 of this Agreement.

2. SELECTION OF ARBITRATOR OR REFEREE. Within 30 days after written demand. or within 30 days after commencement by any Party, of any lawsuit subject to this Agreement, the Parties shall select a single neutral arbitrator pursuant to the Commercial Arbitration Rules of the AAA or a single neutral referee pursuant to the Judicial Reference Procedures of the AAA. However, the arbitrator or referee selected must be a retired state or federal court judge with at least five years of judicial experience in civil matters. In the event that the selection pursuant to such Commercial Arbitration Rules or Judicial Reference Procedures does not result in the appointment of a single neutral arbitrator or a single neutral referee within o 30 days, any such Party may petition the court to appoint a single neutral arbitrator or single neutral referee with the judicial experience described above. The Parties shall equally bear the fees and expenses of the arbitrator or referee unless the arbitrator or referee otherwise provides in the award or statement of decision.

3. CONDUCT OF ARBITRATION OR REFERENCE

(a) Except as provided in this Agreement, the arbitrator shall have the powers provided under Applicable State Law and the Commercial Arbitration Rules of the AAA, and the referee shall have the powers provided under Applicable State Law and the Judicial Referee Procedures of the AAA.

(b) The arbitrator or referee shall challenge the legality or enforceability of this Agreement.

(c) The arbitrator or retiree shall apply the rules of existence to the same extent as they would he applied in a court of law.

(d) A Party may not conduct discovery unless the arbitrator or referee grants such Party leave to do so upon a showing of good cause. All discovery shall be completed within 90 days after the appointment of the arbitrator or referee, except upon a showing of good cause by any Party. The arbitrator or retiree shall limit discovery to non-privileged material that is relevant to the issues to be determined by the arbitrator or referee.

(e) The arbitrator or referee shall determine the time of the hearing and shall designate its location based upon the convenience of the. arbitrator or referee, the Parties and any witnesses. However, such hearing shall be commenced within 30 days after completion of discovery, unless the arbitrator or referee grants a continuance upon a showing of good cause by any Party. At least 7 days before the date set for such hearing, the Parties shall exchange copies of exhibits to be offered as evidence, and lists of the witnesses who will testify, at such hearing. Once commenced, the hearing shall proceed day to day until completed, unless the arbitrator or referee grants a continuance upon a showing of good cause by any Party. Any Party may cause to be prepared, at its expense, a written transcription or electronic recordation of such hearing.

(f) Subject to the provisions of this Agreement, the arbitrator may award, or the referee may report, a statement of decision providing for any remedy or relief, including without limitation judicial foreclosure, deficiency judgment and equitable relief, and give effect to all legal and equitable defenses, including without limitation statutes of limitation, the statute of frauds, waiver and estoppel.

(g) The award of the arbitrator or the statement of decision of the referee shall be supported by written findings of' fact and conclusions of law delivered by the arbitrator or referee to the Parties concurrently with such award or statement of decision.

(h) In the event that punitive damages are permitted under Applicable State Law, the award of the arbitrator or the statement of decision of the referee may provide for recovery of punitive damages provided that the arbitrator or referee first makes written findings of fact that would satisfy the requirements for recovery of punitive damages under Applicable State Law. Any such punitive damages shall not exceed a sum equal to three times the amount of actual damages as determined by the arbitrator or referee.

(i) The arbitrator shall have the power to award or the referee shall have the power to report a statement of decision providing for reasonable attorneys' fees (including a reasonable allocation for the costs of in-house counsel) and costs to the prevailing party.

(j)In the event that Applicable State Law provides that publications or communications made in a judicial proceeding are subject to a litigation privilege, such litigation privilege shall apply to the same extent to publications or communications made in the Arbitration or Reference.

4. PROVISIONAL REMEDIES, SELF-HELP AND FORECLOSURE. No provision of this Agreement shall limit the right of any Party (a) to exercise self-help remedies including, without limitation, set-off, (b) to foreclose against or sell any collateral, by power of sale or otherwise or (c) to obtain or oppose provisional or ancillary remedies from a court of competent jurisdiction before, after or during the pendency of the Arbitration or Reference. The exercise of, or opposition to, any such remedy does not waive the right of any Party to Arbitration or Reference pursuant to this Agreement.

5. FINAL, BINDING AND NONAPPEALABLE JUDGMENT. Any court of competent jurisdiction shall, upon the petition of any Party, confirm the award of the arbitrator and enter judgment in conformity therewith. Any court of competent jurisdiction shall, upon the filing of the statement of decision of the referee, enter judgment thereon. Any such judgment shall be final binding and nonappealable.

6. MISCELLANEOUS. In the event that multiple claims are asserted, some of which are found not subject to this Agreement, the Parties agree to stay the proceedings of the claims not subject to this Agreement until all other claims are resolved in accordance with this Agreement. In the event that claims are asserted against multiple parties, some of whom are not subject to this Agreement, the Parties agree to sever the claims subject to this Agreement and resolve them in accordance with this Agreement. In the event that any provision of this Agreement is found to be illegal or unenforceable, the remainder of this Agreement shall remain in full force and effect. In the event of' any challenge to the legality or enforceability of this Agreement, the prevailing Party shall be entitled to recover the costs arid expenses, including reasonable attorneys' fees incurred by it in connection therewith. Applicable State Law shall govern the interpretation of this Agreement. This Agreement fully states all of the terms and conditions of the Parties agreement regarding the matters mentioned in, or incidental to, this Agreement. This Agreement supersedes all oral negotiations and prior writings concerning the subject matter hereof.

7. DEFINED TERMS. As used in this Agreement, the following terms shall have the respective meanings set forth below:

(a) "AAA" shall mean the American Arbitration Association.

(b)"Applicable State Law " shall mean the law of the state in which this Agreement is executed by Obligor; provided however, that if any Party seeks
   (i) to exercise self-help  remedies,  including without  limitation  set-off,
   (ii) to foreclose against or sell any collateral, by power of sale or otherwise or (iii) to obtain or oppose provisional or ancillary remedies from a court of competent jurisdiction before, after or during the pendency of the Arbitration or Reference, the law of the state where such collateral is located shall govern the exercise of or opposition to such rights and remedies.

(c)"Arbitration" shall mean an arbitration conducted pursuant to this Agreement in accordance with Applicable State Law, and under the Commercial Arbitration Rules of the AAA, as in effect at the time the arbitrator is selected pursuant to paragraph 2 of this Agreement.

(d)"Claim" shall mean any claim, cause of action, action, dispute or controversy between or among the Parties including any claim, cause of action, action, dispute or controversy alleged in or subject to a lawsuit between or among the Parties which arises out of or relates to:

   (i) any of' the Subject Documents,

   (ii) any negotiations, correspondence or communications relating to any of' the Subject Documents, whether or not incorporated into the Subject Documents or any indebtedness evidenced thereby.

   (iii) the administration or management of the Subject Documents or any indebtedness evidenced thereby or

   (iv ) any alleged agreements, promises, representations or transactions in connection therewith, including but not limited to any claim, cause of action, action, dispute or controversy which arises out of or is based upon an alleged tort or other breach of legal duty.

(e)"Reference" shall mean a judicial reference conducted pursuant to this Agreement in accordance with Applicable State Law and under the Judicial Reference Procedures of the AAA, as in effect at the time the referee is selected pursuant to paragraph 2 of this Agreement.

(l') "Subject  Documents"  shall  mean any and all  documents,  instruments  and agreements previously, concurrently or hereafter executed by Obligor in favor of' Bank, or between Obligor and Bank, which incorporate by reference an alternative dispute resolution agreement or another agreement providing for the resolution of Claims between or among the Parties by arbitration or judicial reference, any and all related documents instruments and agreements, and any and all extensions, renewals, amendments, substitutions and replacements of any of the foregoing; and "Subject Document" shall mean any one of such Subject Documents

8. WAIVER OF RIGHT TO TRIAL BY JURY. In connection with an Arbitration or Reference or any other action or proceeding, the Parties hereby expressly, intentionally and deliberately waive any right they may otherwise have to trial by jury of any Claim.

This Agreement is duly executed by the Parties as of the date first written above.

INFORMATION STORAGE DEVICES, INC.       Union Bank of California, N.A.  ("Bank")

By:  /S/ Felix Rosengarten              /S/  Jerry Iwata

Felix Rosengarten                       Jerry Iwata
Chief Financial Officer                 Assistant Vice President