Form 10-K/A
period 1997-12-31
INFORMATION STORAGE DEVICES INC /CA/
filed 1998-05-08
CIK 932980

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


                                                             Page (s) in
                                                            Annual Report
                   Description                                Form 10-K
                   -----------                              -------------

  Schedule II - Valuation and Qualifying Accounts.......          F-1


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

          10.21 -- Acceptance, Letter of Credit, Loan and Security Agreements between
                   Registrant and Union Bank dated June 30, 1997 (includes related Summary
                   Schedules)
          10.22 -- Agreement for Contract  Manufacturing between Registrant and
                   Rohm Electronics,  a Division of Rohm Corporation,  dated as of
                   November 27, 1995(7)**
          10.23 -- Form of Employment Agreement dated January 19, 1996 between Registrant and all of the Company's executive officers and certain key employees(6)*
          10.24 -- Form of Amended and Restated Employment Agreement dated May 14, 1996 between
                   Registrant and certain of the Company's executive officers(4)*
          10.25 -- Form of Amended and Restated Employment Agreement dated November 19, 1996 between Registrant and certain of the Company's executive officers(8)*
          10.26 -- International Distributorship Agreement between Registrant and Marubun Corporation effective as of April 12, 1994(9)
          23.01 -- Consent of Arthur Andersen LLP, Independent Public Accountants
          27.01 -- Financial Data Schedule
          27.02 -- Restated Financial Data Schedule for the nine months ended September 27, 1997 (10)
          27.03 -- Restated Financial Data Schedule for the six months ended June 28, 1997 (10)
          27.04 -- Restated Financial Data Schedule for the three months ended March 29, 1997 (10)
          27.05 -- Restated Financial Data Schedule for the year ended December 31, 1996 (10)
          27.06 -- Restated Financial Data Schedule for the nine months ended September 28, 1996 (10)
          27.07 -- Restated Financial Data Schedule for the six months ended June 30, 1996 (10)
          27.08 -- Restated Financial Data Schedule for the three months ended March 31, 1996 (10)
          27.09 -- Restated Financial Data Schedule for the year ended December 31, 1995 (10)

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

     (10) Filed herewithin.

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

                        INFORMATION STORAGE DEVICES, INC.

                     By:    /S/FELIX J. ROSENGARTEN
                            -------------------------------
                            Felix J. Rosengarten
                            Vice President, Finance and Administration,
                            Chief Financial Officer

                     Date:  May 7, 1998


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities an on the dates indicated.

Signature                      Title                                            Date
---------                      -----                                            ----


/S/ DAVID L. ANGEL             Chairman of the Board, Chief Executive           May 7, 1998
                               Officer and Director
-------------------------      (Principle Executive Officer)
David L. Angel


/S/ FELIX J. ROSENGARTEN       Vice President, Finance and Administration,      May 7, 1998
                               and Chief Financial Officer
-------------------------      (Principal Financial Officer and
Felix J. Rosengarten           Principal Accounting Officer)


/S/  FREDERICK B. BAMBER       Director                                         May 7, 1998
-------------------------
Frederick B. Bamber


/S/ EUGENE J. FLATH            Director                                         May 7, 1998
-------------------------
Eugene J. Flath


/S/ ALAN V. KING               Director                                         May 7, 1998
-------------------------
 Alan V. King


/S/ ERIC J. OCHILTREE          Director                                         May 7, 1998
-------------------------
 Eric J. Ochiltree


/S/ FREDERICK L. ZIEBER        Director                                         May 7, 1998
-------------------------
Frederick L. Zieber
