Form 10-Q
period 1998-04-04
INFORMATION STORAGE DEVICES INC /CA/
filed 1998-05-19
CIK 932980

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended April 4, 1998

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

As of May 2, 1998, there were outstanding 9,853,216 shares of the Registrant's Common Stock.

                                    INDEX

Part  I - Financial Information                                             Page
-------------------------------                                             ----

Item 1.  Financial Statements

           Condensed Balance Sheets at December 31, 1997
                  and April 4, 1998............................................3

           Condensed Statements of Operations for the
                  Three Months Ended March 29, 1997 and April 4, 1998..........4

           Condensed Statements of Cash Flows for the
                  Three Months Ended March 29, 1998 and April 4, 1998..........5

           Notes to Condensed Financial Statements.............................6

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........10


Part II - Other Information
---------------------------

Item 1.  Legal Proceedings....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

         Signatures...........................................................12

                                    PART I

                            FINANCIAL INFORMATION


Item 1.     Financial Statements


                           CONDENSED BALANCE SHEETS
                           ------------------------
                                (In thousands)



                                                  April 4, 1998      December 31, 1997
                                                  -------------      -----------------
Assets

Current assets:
   Cash and cash equivalents                       $      8,453           $     10,102
   Short-term investments                                26,090                 29,706
   Accounts receivable, net                               7,247                  6,577
   Inventories                                           12,710                  7,742
   Other current assets                                   2,550                  2,265
                                                   ------------           ------------
   Total current assets                                  57,050                 56,392
Property and equipment, net                               6,834                  6,317
Other assets                                              3,299                  2,146
Long-term investments                                     5,415                  6,182
                                                   ------------           ------------

Total Assets                                       $     72,598           $     71,037
                                                   ============           ============

Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt               $      1,471           $      1,591
   Accounts payable and accrued liabilities              11,403                  9,231
   Deferred revenue                                       1,828                  1,216
                                                   ------------           ------------
   Total current liabilities                             14,702                 12,038
Long-term liabilities                                       778                    994
                                                   ------------           ------------
Shareholders' equity                                     57,118                 58,005
                                                   ------------           ------------

Total Liabilities and Shareholders' Equity         $     72,598           $     71,037
                                                   ============           ============


            The accompanying notes are an integral part of these balance sheets.

                      CONDENSED STATEMENTS OF OPERATIONS
                      ----------------------------------
                   (In thousands, except per share amounts)


                                                       Three Months Ended
                                                       ------------------
                                               April 4, 1998      March 29, 1998
                                               -------------      --------------

Net revenues                                       $  12,154           $   8,342
Cost of goods sold                                     7,542               5,653
                                                   ---------           ---------
   Gross margin                                        4,612               2,689
Operating expenses:
   Research and development                            3,161               2,300
   In-process research and development (1)                --               4,000
   Selling, general and administrative                 3,259               2,422
                                                   ---------           ---------
   Total operating expenses                            6,420               8,722
                                                   ---------           ---------
Income (loss) from operations                        (1,808)             (6,033)
Interest and other income, net                           594                 636
                                                   ---------           ---------
   Income (loss) before income taxes                 (1,214)             (5,397)
Provision for income taxes                                --                  --
                                                   ---------           ---------
Net loss                                           $ (1,214)           $ (5,397)
                                                   =========           =========

Basic net loss per share                           $  (0.12)           $  (0.56)
                                                   =========           =========

Shares used in computing net loss per share            9,825               9,589
                                                   =========           =========


 (1) In-process research and development as a result of the CompactSPEECH(TM) acquisition.

        The accompanying notes are an integral part of these balance sheets.

                           CONDENSED STATEMENTS OF CASH FLOWS
                           ----------------------------------
                                    (In thousands)

                                                                          Three Months Ended
                                                                          ------------------
                                                                     April 4, 1998   March 29, 1997
                                                                     -------------   --------------
Cash flows from operating activities:
Net income (loss)                                                       $  (1,214)        $ (5,397)
    Adjustments to reconcile net income (loss) to net cash
    used in operating activities-----
       Depreciation and amortization                                         1,033              651
       Compensation costs related to stock and stock option grant               22               17
       In-process research and development                                      --            4,000
       Changes in assets and liabilities -----
         Accounts receivable                                                 (670)            (509)
         Inventories                                                       (4,968)            (575)
         Prepaid expenses and other assets                                   (285)          (1,343)
         Accounts payable                                                    1,695            1,513
         Accrued liabilities and bonuses                                       477               78
         Deferred revenue                                                      612              294
         Other liabilities                                                      --            2,889
                                                                        ----------        ---------
             Net cash used in operating activities                         (3,297)            1,618

Cash flows from investing activities:
    Purchase of property and equipment                                     (1,491)            (719)
    Change in other assets                                                 (1,212)            1,075
    Purchase of CompactSPEECH                                                   --          (5,100)
    Purchase of short-term investments                                     (5,391)         (13,852)
    Proceeds from maturities and sale of short-term investments              9,020           18,311
    Purchase of long-term investments                                          767            (100)
                                                                        ----------        ---------
             Net cash provided by investing activities                       1,693            (385)

Cash flows from financing activities:
    Proceeds from sale of common stock, net of issuance costs                  291              222
    Payments on capitalized lease obligations                                (336)            (342)
                                                                        ----------        ---------
             Net cash used in financing activities                            (45)            (120)

Net increase (decrease) in cash and cash equivalents                       (1,650)            1,113
Cash and cash equivalents at beginning of period                            10,102           21,927
                                                                        ----------        ---------
                                                                        ==========        =========
Cash and cash equivalents at end of period                              $    8,453        $  23,040
                                                                        ==========        =========

            The accompanying notes are an integral part of these balance sheets.

Notes to Condensed Financial Statements

1.    Basis of Presentation:

      The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997.

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

2.    Inventories:

      Inventories consist of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out basis) or market. The components of inventory are as follows (in thousands):


                                               April 4, 1998   December 31, 1997
                                               -------------   -----------------

Work-in-process...............................   $     6,629         $     4,280
Finished goods................................         6,081               3,462
                                                 -----------         -----------
                                                 $    12,710         $     7,742
                                                 ===========         ===========

3.    Basic Net Loss Per Share:

      Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. No diluted loss per share information has been presented in the accompanying statements of operations since potential common shares from conversion of stock options and warrants is anti-dilutive.

4.    Comprehensive Income:

      The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") as of January 1, 1998 and has restated information for all prior periods reported below to conform to this standard.

                                                         Three Months Ended
                                                         ------------------
                                                 April 4, 1998    March 29, 1997
                                                 -------------    --------------

Net loss......................................   $     (1,214)     $     (5,397)
Other Comprehensive Income:
   Unrealized holding gains (losses) on
    available for sale securities.............              30                 3
                                                 -------------     -------------
Comprehensive income..........................   $     (1,184)     $     (5,394)
                                                 =============     =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This report includes forward-looking statements that involve a number of risks and uncertainties. Actual results may differ materially because of a number of factors, including those set forth under "Other Factors That May Affect Future Operating Results" on page 16 of the ISD 1997 Form 10-K filed with the Securities and Exchange Commission.

Overview

      Information Storage Devices, Inc. ("ISD" or "The Company") designs, develops, and markets semiconductor voice solutions based on analog and digital technologies and mixed signal expertise. ISD's patented ChipCorder(R) and CompactSPEECH(R) technologies enable solid state voice recording and playback applications in the communications, consumer, and industrial markets. ChipCorder products deliver single chip solutions, simple integration, exceptional sound quality, low power consumption, battery-less voice storage, and low cost. CompactSPEECH products deliver powerful digital speech processing, advanced telecommunication capabilities, long recording times, cost effective high voice quality, multi-language speech synthesis, and battery-less voice storage.

      The Company distributes its products through a direct sales organization and a worldwide network of over 50 sales representatives and distributors. The Company was incorporated in California in December 1987 and commenced production shipments in 1992. ISD is an ISO 9001 certified Company.

      ISD subcontracts with independent foundries to fabricate the wafers for all of its products. This approach enables the Company to concentrate its resources on the design, development, and marketing areas, where the Company believes it has the greatest competitive advantage, and eliminates the high cost of owning and operating a semiconductor wafer fabrication facility. The Company is dependent on these foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs, to produce products of acceptable quality and with acceptable manufacturing yields, and to deliver products to the Company on time. Historically, the Company has experienced difficulties in each of these areas, and the Company expects that it could experience such difficulties in the future.

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

      In January 1998, the Company announced the completion of the ISD1500 family of products which consist of single chip, single-message voice record and playback devices that offer easy integration and added functions such as sound warping and enable customers to design innovative products. The ISD 1500 family features and enhanced proprietary multilevel, mixed-signal technology which is intended to provide improved sound quality and low system cost. The ISD1500 family includes six, ten and 20 second voice record and playback devices that do not require battery power to retain recorded messages, a feature common to all ISD devices.

      In March 1998, the Company introduced the ISD-T267 CompactSPEECH series of digital voice processors with advanced digital telephone answering device (DTAD) functionality and interface support for flash memories from multiple suppliers. With the parallel operation of on-chip RISC and speech processing engines, these devices offer high quality speech processing and a number of telephone features, a versatile memory interface that includes parallel and serial flash device support, and telephone memory functions that handle the storing of speed dial numbers and LCR (lowest cost routing).

Results of Operations

      The following table sets forth, as a percentage of net revenues, each line item in the Company's statements of operations for the periods indicated.


---------------------------------------------------------

                                      Three Months Ended

---------------------------------------------------------
                                        4-4-98    3-29-97
                                        ------    -------

Net revenues                                         100.0%      100.0%
   Cost of goods sold                                 62.1        67.8
                                                      ----        ----
          Gross margin                                37.9        32.2
                                                      ----        ----
Operating expenses:
          Research and development                    26.0        27.6
          In-process research and development (1)       --        48.0
          Selling, general and administrative         26.8        29.0
          Total  operating expenses                   52.8      104.6
                                                      ----      -----
Income (loss) from operations                        (14.9)     (72.4)
Interest and other income, net                         4.9        7.6
                                                      ----       ----
          Income (loss) before income taxes          (10.0)     (64.8)
Provision for income taxes                              --         --
                                                     ------     ------
Net income (loss)                                    (10.0%)    (64.8%)

(1) - In-process research and development as a result of the CompactSPEECH(TM) acquisition.

Net Revenues

      During the three months ended April 4, 1998, the Company's net revenues were principally derived from the sale of integrated circuits for voice recording and playback. Net revenues for the first quarter of 1998 were $12.2 million compared to $8.3 million for the first quarter of 1997. ChipCorder products accounted for 78% of the first quarter net revenues, while CompactSPEECH products comprised the rest. Net revenues for the first quarter of 1998 represented a 47% increase over net revenues for the first quarter of 1997. This increase was caused by the greater acceptance of the ISD33000 family of ChipCorder products and the addition of the CompactSPEECH products. The failure of new or broader applications or markets to develop, or the failure of the existing market to continue to be receptive to these products, could have a material effect on net revenues and the Company's results of operations.

      During the first quarter of 1998, sales to the Company's top ten customers accounted for 80% of net revenues compared to 82% in the first quarter of 1997. In the first quarter of 1998, the Company's top five customers were Motorola, Marubun, Siemens, Matshusita, and V-tech. These customers accounted for 26%, 15%, 8%, 7% and 5% of first quarter net revenues, respectively. The loss of, or significant reduction in purchases by, a current major customer would have a material adverse effect on the Company's financial condition and results of operations if the Company were unable to obtain the orders from new or existing customers to offset such losses or reductions.

      The communications market in the first quarter of 1998 accounted for 77% of net revenues compared to 72% for the first quarter of 1997. The consumer and industrial markets were 14% and 9%, respectively, of net revenues for the first quarter of 1998 compared to 15% and 13%, respectively, of net revenues for the first quarter of 1997. These results reflect ISD's focus on voice solutions for the communications market. The Company's communications customers represent products which include telephone answering machines, cellular phones, cordless phones, personal handy phones and pagers. The failure of new applications or markets to develop, or the failure of existing markets, particularly the communications market, to continue to be receptive to the Company's products or to offset reduced revenues from the consumer market, could have a material adverse effect on the Company's business, financial condition, and results of operations.

      International sales for the first quarter of 1998 were 86% of total sales, compared to 71% for the first quarter of 1997. Sales to Europe accounted for 43% of total sales in the first quarter of 1998, up from 32% in the same period last year. Sales to Japan were 14% of total sales in the first quarter of 1998, down from 15% in the first quarter of 1997, and sales to Asia were 29% in the first quarter of 1998, down from 38% in the first quarter of 1997. North American sales were 14% in the first quarter of 1998, down from 29% for the same period last year. The Company is subject to the risk of conducting business internationally, including foreign government regulation and general geopolitical risks, such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, unexpected changes in, or imposition of, U.S. or foreign regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. As is common in the semiconductor industry, certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection on unsold products. Accordingly, the Company defers recognition of such sales until the distributor sells the product.

Gross Margin

      The Company's gross margin for the first quarter of 1998 was $4.6 million, or 38% compared to a 32% gross margin for the first quarter of 1997.
 This improvement in margin reflects the continued effort in manufacturing cost reduction as well as improved yields compared to the first quarter of 1997. The Company could continue to experience fluctuations in manufacturing yields, which could adversely affect gross margins, particularly if higher yields and reduced costs are not achieved. Additionally, the Company could experience variations in gross margins as a result of declines in its average selling prices or shifts in product and customer mix.

Research and Development

      Research and development expenses were $3.2 million, or 26% of net revenues in the first quarter of 1998, compared to $6.3 million, or 76% of net revenues in the same period of 1997. The first quarter of 1997 includes the $4 million write-off for the in-process R&D associated with the acquisition of the CompactSPEECH product line. Research and development expenses could increase as a result of the Company's technology and new product activity associated with the technology announcements disclosed in the "Overview" section. However, there can be no assurance that new products will be successfully developed or achieve market acceptance, that yield problems on new or existing products utilizing new foundry processes will not arise in the future, or that product yields can be improved with respect to new or existing products.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $3.3 million, or 27% of net revenues in the first quarter of 1998, compared to $2.4 million, or 29% of net revenues in the first quarter of 1997. Selling, general and administrative expenses were higher than last year's equivalent quarter because of commissions associated with increased revenues and legal costs incurred related to the Atmel claim. Selling, general and administrative expenses could increase as a result of sales and marketing activities, or legal expenses incurred in connection with the Atmel litigation matter. (See Part II, Item 1.)

Interest and Other Income, Net

      Interest and other income was $0.6 million for the first quarters of 1998 and 1997. Interest income relates to investment earnings from the proceeds of the Company's public offerings of common stock.

Provision for Income Taxes

      Because of the loss incurred in the first quarter of 1998, the Company has made no provisions for income taxes. Provision for income tax was handled in the same manner for the first quarter on 1997.

Liquidity and Capital Resources

      The Company has a line of credit with a commercial bank under which the Company may borrow up to $15 million based on eligible assets; the term of the credit line runs through June 30, 1998. As of April 4, 1998, the Company had no borrowings outstanding under this line of credit, but the credit line is being used to guarantee certain letters of credit generated by the Company. The line of credit does not restrict the Company from paying cash dividends on its capital stock and the only financial covenant is to maintain a minimum of pledged investments of $17.7 million in the Company's Liquidity Management account with the bank. The Company is currently in compliance with this financial covenant under the line of credit agreement.

      The Company's operating activities used net cash of $3.3 million in the first three months of 1998, due to the Company's net loss and to an increase in inventory of $5.0 million compared to the end of the previous quarter. Capital purchases were $1.5 million for the first three months of 1998. The Company has entered into a new operating lease agreement of $1.2 million of which $0.7 million is available over the three quarters, beginning April 5, 1998.

      At April 4, 1998, the Company had cash, cash equivalents, short-term and long term investments of $40 million, and working capital of $42 million. The Company believes its existing cash, cash equivalents and investments, together with its available line of credit and current equipment lease lines, will be sufficient to satisfy the Company's projected working capital and capital expenditure requirements through at least the next twelve months.

Item 3.       Quantitative and Qualitative Disclosures About Market Risks

      The Company is in the process of planning, identifying, and eliminating any problems and uncertainties associated with making the Company's software and hardware applications compliant with the Year 2000. Although management does not expect Year 2000 issues to have any material impact on its business or future results of operations, there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings

      In January 1995, Atmel notified the Company and Samsung of certain claims and demanded that the Company and Samsung either negotiate licenses with Atmel or cease manufacturing the Company's products at Samsung. The Company received an opinion from its patent counsel, Blakely, Sokoloff, Taylor & Zafman, that the Company does not violate any of the patents identified in Atmel's notice to the Company, and the Company believes the patent claims are without merit. The Company also believes that the other claims in the notice from Atmel were without merit, and its general counsel, on January 14, 1995, after reviewing with appropriate senior and knowledgeable personnel at the Company the factual information surrounding the other claims, provided a written response to Atmel that these claims were without merit. Atmel filed a complaint on June 15, 1995 in the United States District Court for the Northern District of California which alleges causes of action against the Company for patent infringement, trade secret misappropriation, breach of written contract, breach of contract implied-in-fact, unjust enrichment and declaratory relief. Atmel, in addition to damages and injunctive relief, is seeking a declaration from the Court that Atmel is a co-owner of the Company's ChipCorder products. All the causes of action alleged in the complaint appear to be based on the same circumstances alleged in the January 1995 Atmel notice. The Company believes the causes of action in the complaint to be without merit and has had its general counsel file an answer denying any wrongful conduct and asserting counterclaims for damage caused the Company by Atmel's termination of the fabrication arrangement between the parties. The Court has bifurcated the issues related to liability and damages, and the parties are in the process of conducting discovery relating to the liability issues. On February 27, 1998, the Court issued a decision regarding the construction of the patent claims. The Company believes that this decision is at least in part favorable to the Company. On April 14, 1998, the Court issued a decision holding one of three patents invalid. While the Company does not believe the ultimate resolution of this matter will have a material impact on its business or financial position, it may have a material adverse impact on the results of operations in the period in which it is resolved.

Item 6.           Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed herewith.


Exhibit
Number                              Exhibit Title

27.01 -  Financial Data Schedule


      (b) The Company did not file a report on Form 8-K during the period ended April 4, 1998.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INFORMATION STORAGE DEVICES, INC.
                                          (Registrant)



Date:  May 18, 1998
                                          /S/ Felix J. Rosengarten
                                          Felix J. Rosengarten
                                          Vice President, Finance and
                                          Administration
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)