Form 10-Q
period 1998-07-04
INFORMATION STORAGE DEVICES INC /CA/
filed 1998-08-18
CIK 932980

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended July 4, 1998

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

As  of  August  1,  1998,  there  were  outstanding   9,914,042  shares  of  the
Registrant's Common Stock.

                                   INDEX

Part  I - Financial Information                                             Page
-------------------------------                                             ----

Item 1.      Financial Statements

             Condensed Balance Sheets at December 31, 1997
                and July 4, 1998...............................................3

             Condensed Statements of Operations for the
                Three Months and Six Months Ended
                June 28, 1997 and July 4, 1998.................................4

             Condensed Statements of Cash Flows for the
                Six Months Ended June 28, 1997 and July 4, 1998................5

             Notes to Condensed Financial Statements...........................6

Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations..................7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......11


Part II - Other Information
---------------------------

Item 1.      Legal Proceedings................................................12

Item 5.      Other Information................................................12

Item 6.      Exhibits and Reports on Form 8-K.................................13

             Signatures.......................................................13

                                PART I

                          FINANCIAL INFORMATION


Item 1.  Financial Statements


                                            CONDENSED BALANCE SHEETS
                                            ------------------------
                                                 (In thousands)


                                                          July 4, 1998     December 31, 1997
                                                          ------------     -----------------

Assets

Current assets:
    Cash and cash equivalents                             $      5,845          $     10,102
    Short-term investments                                      22,688                29,706
    Accounts receivable, net                                     6,529                 6,577
    Inventories                                                 15,774                 7,742
    Other current assets                                         3,089                 2,265
                                                          ------------          ------------
         Total current assets                                   53,925                56,392
Property and equipment, net                                      7,150                 6,317
Other assets                                                     3,310                 2,146
Long-term investments                                            5,422                 6,182
                                                          ------------          ------------

Total Assets                                              $     69,807          $     71,037
                                                          ============          ============

Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term debt                     $      1,585          $      1,591
    Accounts payable and accrued liabilities                     7,880                 9,231
    Deferred revenue                                             1,670                 1,216
                                                          ------------          ------------
         Total current liabilities                              11,135                12,038
Long-term liabilities                                            1,533                   994
                                                          ------------          ------------
Shareholders' equity                                            57,139                58,005
                                                          ------------          ------------

Total Liabilities and Shareholders' Equity                $     69,807          $     71,037
                                                          ============          ============


             The  accompanying  notes are an integral  part of these statements.

                                        CONDENSED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share amounts)



                                                                Three Months Ended               Six Months Ended
                                                                ------------------               ----------------

                                                          July 4, 1998    June 28, 1997    July 4, 1998    June 28, 1997
                                                          ------------    -------------    ------------    -------------

Net revenues                                                 $  12,178        $  11,387       $  24,332        $  19,729
Cost of goods sold                                               6,319            7,234          13,861           12,888
                                                          ------------    -------------    ------------    -------------
   Gross margin                                                  5,859            4,153          10,471            6,841
Operating expenses:
   Research and development                                      2,907            2,901           6,069            5,201
   In-process research and development (1)                          --               --              --            4,000
   Selling,  general and administrative                          3,389            2,667           6,647            5,089
                                                          ------------    -------------    ------------   --------------
        Total operating expenses                                 6,296            5,568          12,716           14,290
                                                          ------------    -------------    ------------   --------------
Income (loss) from operations                                    (437)          (1,415)         (2,245)          (7,449)
Interest and other income, net                                     447              505           1,041            1,140
                                                          ------------    -------------    ------------   --------------
Net income (loss)                                            $      10        $   (910)       $ (1,204)       $  (6,309)
                                                          ============    =============    ============   ==============

Basic net income (loss) per share                            $    0.00        $  (0.09)       $  (0.12)       $   (0.66)
                                                          ============    =============    ============   ==============

Diluted net income (loss) per share                          $    0.00               --              --               --
                                                          ============    =============    ============   ==============

Shares used in computing basic earnings per share                9,855            9,609           9,840            9,598

Shares used in computing diluted earnings per share              9,943            9,609           9,840            9,598


 (1) In-process research and development as a result of the CompactSPEECH(TM) acquisition.

                The accompanying notes are an integral part of these statements.

                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                    (In thousands)

                                                                                 Six Months Ended
                                                                                 ----------------
                                                                        July 4, 1998           June 28, 1997
                                                                        ------------           -------------
Cash flows from operating activities:
Net (loss)                                                                $  (1,204)              $  (6,309)
     Adjustments to reconcile net (loss) to net cash
     used in operating activities-----
         Depreciation and amortization                                         2,110                   1,500
         Compensation costs related to stock and stock option grant               43                      39
         In process research and development                                      --                   4,000
         Changes in assets and liabilities -----
            Accounts receivable                                                   48                 (2,390)
            Inventories                                                      (8,032)                   1,137
            Other current assets                                               (824)                 (1,625)
            Accounts payable                                                 (1,775)                     784
            Accrued liabilities and bonuses                                      424                     317
            Deferred revenue                                                     454                     158
            Other liabilities                                                     --                     803
                                                                        ------------           -------------
                  Net cash used in operating activities                      (8,756)                 (1,586)

Cash flows from investing activities:
     Purchase of property and equipment                                      (1,394)                 (1,299)
     Change in other assets                                                  (1,301)                   1,034
     Purchase of  CompactSPEECH(TM)                                               --                 (5,100)
     Purchase of short-term                                                 (11,067)                (18,462)
     investments
     Proceeds from maturities and sale of short-term investments              18,088                  26,731
     Purchase of long-term investments                                            --                      --
     Proceeds from maturities of long-term investments                           760                      --
                                                                        ------------           -------------
                  Net cash provided by investing activities                    5,086                   2,904

Cash flows from financing activities:
     Proceeds from sale of common stock, net of issuance costs                   292                     234
     Payments on capitalized lease obligations                                 (879)                   (707)
                                                                        ------------           -------------
                  Net cash used in financing activities                        (587)                   (473)

Net increase (decrease) in cash and cash equivalents                         (4,257)                     845
Cash and cash equivalents at beginning of period                              10,102                  21,927
                                                                        ------------           -------------
Cash and cash equivalents at end of period                                $    5,845              $   22,772
                                                                        ============           =============


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

2.       Inventories:
         ------------

         Inventories consist of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out basis) or market. The components of inventory are as follows (in thousands):


                                              July 4, 1998     December 31, 1997
                                              ------------     -----------------

Work-in-process.............................  $      8,269         $       4,280
Finished goods..............................         7,505                 3,462
                                              ------------         -------------
                                              $     15,774         $       7,742
                                              ============         =============

3.       Earnings Per Share:
         -------------------

         Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share information takes into account the dilution arising from the conversion of stock options and warrants, and is only presented for those periods in the accompanying statement of operations when the company has net income.

4.       Comprehensive Income:
         ---------------------

         The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") as of January 1, 1998 and has restated information for all prior periods reported below to conform to this standard.


                                                               Three Months Ended             Six Months Ended
                                                               ------------------             ----------------
                                                          July 4, 1998   June 28, 1997   July 4, 1998   June 28, 1997
                                                          ------------   -------------   ------------   -------------

Net income (loss).................................           $      10      $    (910)      $ (1,204)      $  (6,309)
Other Comprehensive Income:
   Unrealized holding gains (losses) on available
    for sale securities...........................                  11            (13)             19              16
                                                             ---------      ----------      ---------      ----------
Comprehensive income (loss).......................                  21          ( 923)        (1,185)         (6,293)
                                                             =========      ==========      =========      ==========

5.       Derivatives:
         ------------

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. We have not yet quantified the impacts of adopting Statement 133 on our financial statements and have not yet determined the timing or the method of our adoption of Statement
133. However, the Statement could increase volatility in earnings and other comprehensive income.

6.       Proposed Acquisition:
         ---------------------

         On July 24, 1998, the Company announced that it had received a written offer from Winbond Electronics Corporation, ("Winbond"), an existing shareholder of the Company, to acquire the Company through a cash merger in which Winbond would acquire all currently outstanding shares of the Company that Winbond does not now own, for $8.25 per share. Winbond's proposal is non-binding and is subject to a number of material conditions, including the execution of definitive agreements, completion of satisfactory due diligence, waiver of the Company's shareholder rights plan, board approval by both companies, approval by the Company's shareholders and compliance with other customary legal requirements.


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

Overview

         Information Storage Devices, Inc. ("ISD" or the "Company") designs, develops, and markets semiconductor voice solutions based on analog and digital technologies and mixed signal expertise. ISD's patented ChipCorder(R) and CompactSPEECH(R) technologies enable solid state voice recording and playback applications in the communications, consumer, industrial, and automotive markets. ChipCorder products deliver single-chip solutions, simple integration, exceptional sound quality, low power consumption, battery-less voice storage, and low cost. CompactSPEECH products deliver powerful digital speech processing, advanced telecommunication capabilities, long recording times, cost effective high voice quality, multi-language speech synthesis, and battery-less voice storage.

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

         In March 1998, the Company announced that it had signed a licensing and joint development agreement with Conversa (Conversational Computing Corporation) to integrate Conversa's speaker-independent continuous voice recognition technology into a new family of digital voice processors. The new ISD voice recognition chips are expected to provide high accuracy, continuous, or conversational, speaker independent capabilities. Products integrating these new chips will not have to be trained and will respond to a set of American-English commands. Additional languages are expected to be supported at a later date.

         In April 1998, the Company announced the ISD4000 family, the industry's only single chip solution with record and playback durations up to 16 minutes. The ISD4000 family of record and playback chips is based on SuperFlash(R) memory technology (1). The ISD4000 family, optimized for cellular phone applications, quadruples ISD's current longest recording duration to 16 minutes. The ISD4000 family consists of three product series: the first series offers two to four minute durations, the second series offers four to eight minute durations, and the third series operates from eight to16 minute durations.

(1) SuperFlash is a registered trademark of SST (Silicon Storage Technology, Inc.).

         On July 1, 1998, the Company commenced the transfer of a substantial portion of its wafer sort and final test manufacturing operation to AMKOR, the Company's assembly and test subcontractor in the Philippines. This consolidation will enable ISD to ship wafers directly from its wafer foundries to AMKOR for turnkey manufacturing and direct shipment of finished product directly to the customer. The conversion to offshore manufacturing is to be completed during the third quarter of 1998. The objective of this move is to improve manufacturing cycle time while reducing work in process, inventory, and manufacturing cost. ISD's San Jose manufacturing group will focus on engineering, test development and pre-production efforts for new products.

Results of Operations

         The following table sets forth, as a percentage of net revenues, each line item in the Company's statements of operations for the periods indicated.

-----------------------------------------------------------------------------------------------------------------

                                                          Three Months Ended                Six Months Ended

-----------------------------------------------------------------------------------------------------------------

                                                        7/4/98          6/28/97           7/4/98        6/28/97
                                                        ------          -------           ------        -------

Net revenues                                            100.0%           100.0%           100.0%         100.0%
Cost of revenues                                         51.9             63.5             57.0           65.3
                                                       --------         --------         --------       --------
     Gross margin                                        48.1             36.5             43.0           34.7
                                                       --------         --------         --------       --------
Operating expenses:
     Research and development                            23.9             25.5             24.9           26.4
     In-process research and development                   --               --               --           20.3
     Selling, general and administrative                 27.8             23.4             27.3           25.8
                                                       --------         --------         --------       --------
          Total operating expenses                       51.7             48.9             52.2           72.5
                                                       --------         --------         --------       --------
Income (loss) from operations                            (3.6)           (12.4)            (9.2)         (37.8)
Interest and other income, net                            3.7              4.4              4.3            5.8
     Net income (loss)                                    0.1             (8.0)            (4.9)         (32.0)

-----------------------------------------------------------------------------------------------------------------

Net Revenues

         During the six months ended July 4, 1998, the Company's net revenues were principally derived from the sale of integrated circuits for voice recording and playback. Net revenues for the six months ended July 4, 1998 were $24.3 million. This was a 23% increase from the net revenues of $19.7 million in the first half of 1997. Net revenues for the second quarter of 1998 were $12.2 million compared to $11.4 million of net revenues for the second quarter of 1997, an increase of 7% over net revenues for the second quarter of 1997. The ISD33000 family of ChipCorder products accounted for more than 50% of net revenues for the second quarter of 1998. The failure of new or broader applications or markets to develop, or the failure of the existing market to continue to be receptive to these products, could have a material effect on net revenues and the Company's results of operations.

         During the second quarter of 1998, sales to the Company's top ten customers accounted for 68% of net revenues compared to 83% in the second quarter of 1997. In the second quarter of 1998, the Company's top five customers were Matshusita, Siemens, Motorola, Casio, and Aiwa. These customers accounted for 19%, 18%, 18%, 4% and 3% of second quarter net revenues, respectively. The loss of, or significant reduction in purchases by, a current major customer would have a material adverse effect on the Company's financial condition and results of operations if the Company were unable to obtain the orders from new or existing customers to offset such losses or reductions.

         The communications market in the second quarter each of 1997 and of 1998 accounted for about 80% of net revenues. The consumer and industrial markets were each about 10% of net revenues for the second quarter of 1997 and of 1998. These results reflect ISD's continued focus on voice solutions for the communications market. The Company's communications customers represent products, which include telephone answering machines, cellular phones, cordless phones, personal handy phones and pagers. The failure of new applications or markets to develop, or the failure of existing markets, particularly the communications market, to continue to be receptive to the Company's products or to offset reduced revenues from the consumer market, could have a material adverse effect on the Company's business, financial condition, and results of operations.

         International sales were 87% of net revenues in the second quarter of 1998 compared to 81% in the second quarter of 1997. Sales to Europe accounted for 50% of net revenues in the second quarter of 1998, up from 39% in the same period last year. Sales to Japan were 17% of net revenues in the second quarter of 1998, down from 27% in the second quarter of 1997, and sales to South East Asia were 20% in the second quarter of 1998, up from 15% in the second quarter of 1997. North American sales were 13% in the second quarter of 1998, down from 19% for the same period last year. The Company is subject to the risk of conducting business internationally, including foreign government regulation and general geopolitical risks, such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, unexpected changes in, or imposition of, U.S. or foreign regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. As is common in the semiconductor industry, certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection on unsold products. Accordingly, the Company defers recognition of such sales until the distributor sells the product.

Gross Margin

         The Company's gross margin for the second quarter of 1998 was $5.9 million, or 48%, compared to a 37% gross margin for the second quarter of 1997. The gross margin for the first six months of 1998 was $10.5 million or 43%, compared to the gross margin for the first six months of 1997 which was $6.8 million or 35%. This improvement in gross margin reflects the result of several factors: higher manufacturing yields, improved product pricing, more efficient utilization of facilities, positive absorption of overhead, and strict cost control.

         The Company could experience difficulty in bringing up the offshore operation disclosed in the "Overview" section and could experience fluctuations in manufacturing yields, either or both of which could adversely affect gross margins, particularly if higher yields, efficiency, and quality, and reduced costs are not achieved. Additionally, the Company could experience variations in gross margins as a result of declines in its average selling prices or shifts in product and customer mix.

Research and Development

         Research and development expenses were $2.9 million, or 24% of net revenues, in the second quarter of 1998, compared to $2.9 million, or 26% of net revenues in the same period of 1997. Research and development expenses could increase as a result of the Company's technology and new product activity associated with the technology announcements disclosed in the "Overview" section. However, there can be no assurance that new products will be successfully developed or achieve market acceptance, that yield problems on new or existing products utilizing new foundry processes will not arise in the future, or that product yields can be improved with respect to new or existing products.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $3.4 million, or 28% of net revenues, in the second quarter of 1998, compared to $2.7 million, or 23% of net revenues in the second quarter of 1997. Selling, general and administrative expenses were higher than the comparable quarter of last year because of commissions associated with increased revenues and legal costs incurred related to the Atmel claim. Selling, general and administrative expenses could increase as a result of sales and marketing activities, or legal expenses incurred in connection with the Atmel litigation matter. (See Part II, Item 1.)

Interest and Other Income, Net

         Interest and other income was $0.4 million for the second quarter of 1998 compared to $0.5 million for the second quarter of 1997. Interest income relates to investment earnings from the proceeds of the Company's public offerings of common stock.

Provision for Income Taxes

         Because of the loss incurred in the second half of 1997 and 1998, the Company has made no provisions for income taxes.

Liquidity and Capital Resources

         At July 4, 1998, the Company had cash, cash equivalents, short-term and long-term investments of $34 million, and working capital of $43 million. The Company has a line of credit with a commercial bank under which the Company may borrow up to $15 million based on eligible assets; the term of the credit line runs through June 30, 1999. As of July 4, 1998, the Company had no borrowings outstanding under this line of credit, but the credit line was being used to guarantee certain letters of credit generated by the Company. The line of credit does not restrict the Company from paying cash dividends on its capital stock and the only financial covenant is to maintain a minimum of pledged investments of $17.7 million in the Company's liquidity management account with the bank. The Company is currently in compliance with this financial covenant under the line of credit agreement.

         The Company's operating activities used net cash of $8.8 million in the first half of 1998, due to the Company's net loss and to an increase in inventory of $8.0 million compared to the end of the previous year. Capital purchases were $1.4 million for the first half of 1998. The Company has entered into a new operating lease agreement of $1.0 million of which $0.9 million is available over the two quarters, beginning July 5, 1998.

         The Company believes its existing cash, cash equivalents and investments, together with its available line of credit and current equipment lease lines, will be sufficient to satisfy the Company's projected working capital and capital expenditure requirements through at least the next twelve months.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Year 2000 Issues

         The Company has a well defined internal plan which identifies, eliminates, and verifies that the Company's software and hardware applications are compliant with the Year 2000 ("Y2K"). The Company's major systems are 100% compliant and certified. The Company certifies that Y2K issues do not effect its products, used for voice record and playback. Although management does not expect Y2K issues to have any material impact on its business or future results of operations, there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.

                                     PART II

                                OTHER INFORMATION


Item 1.           Legal Proceedings

         In January 1995, Atmel notified the Company and Samsung of certain claims and demanded that the Company and Samsung either negotiate licenses with Atmel or cease manufacturing the Company's products at Samsung. The Company received an opinion from its patent counsel, Blakely, Sokoloff, Taylor & Zafman, that the Company does not violate any of the patents identified in Atmel's notice to the Company, and the Company believes the patent claims are without merit. The Company also believes that the other claims in the notice from Atmel were without merit, and its general counsel, on January 14, 1995, after reviewing with appropriate senior and knowledgeable personnel at the Company the factual information surrounding the other claims, provided a written response to Atmel that these claims were without merit. Atmel filed a complaint on June 15, 1995 in the United States District Court for the Northern District of California which alleges causes of action against the Company for patent infringement, trade secret misappropriation, breach of written contract, breach of contract implied-in-fact, unjust enrichment and declaratory relief. Atmel, in addition to damages and injunctive relief, is seeking a declaration from the Court that Atmel is a co-owner of the Company's ChipCorder products. All the causes of action alleged in the complaint appear to be based on the same circumstances alleged in the January 1995 Atmel notice. The Company believes the causes of action in the complaint to be without merit and has had its general counsel file an answer denying any wrongful conduct and asserting counterclaims for damage caused the Company by Atmel's termination of the fabrication arrangement between the parties. The Wafer Foundry Agreement between ISD and Samsung obligates Samsung to indemnify and hold ISD harmless for any claims or suits on account of using any technical information provided by Samsung. The Court has bifurcated the issues related to liability and damages, and the parties are in the process of conducting final discovery relating to the liability issues. On February 27, 1998, the Court issued a decision construing the patent claims. The Company believes that this decision is at least in part favorable to the Company. On April 14, 1998, the Court issued a decision invalidating one of the asserted patents. On July 10, 1998, Atmel agreed not to oppose the entry of summary judgment of non-infringement for ISD on another of the asserted patents. Cross-motions for summary judgment are currently pending on the only remaining patent. While the Company does not believe the ultimate resolution of this matter will have a material impact on its business or financial position, it may have a material adverse impact on the results of operations in the period in which it is resolved.

Item 5.           Other Information

The following statement is provided pursuant to Rule 14a-5 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended: Proxies solicited by the Company for the Company's 1999 Annual Meeting of Shareholders will be voted in the discretion of the persons voting such proxies with respect to all proposals presented by shareholders for consideration at such meeting after May 24, 1999.

Item 6.           Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed herewith.

Exhibit
Number                                        Exhibit Title
-------                                       -------------

3.03     - Bylaws as Amended and Restated through June 28, 1998

27.01    - Financial Data Schedule

         (b) The Company did not file a report on Form 8-K during the period ended July 4, 1998.



                                      Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INFORMATION STORAGE DEVICES, INC.
                            (Registrant)



Date:  August 17, 1998
                            /S/ Felix J. Rosengarten
                            ------------------------
                            Felix J. Rosengarten
                            Vice President, Finance and Administration
                            and Chief Financial Officer
                            (Principal Financial and Accounting Officer and Duly Authorized Officer)

--------------------------------------------------------------------------------





                    INFORMATION STORAGE DEVICES, INC.

             BYLAWS AS AMENDED AND RESTATED THROUGH JUNE 28, 1998





--------------------------------------------------------------------------------

                                 BYLAWS
                                   OF
                      INFORMATION STORAGE DEVICES, INC.
                      ---------------------------------

                           TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----


Article I  OFFICES........................................................     1

         Section 1.1:      Principal Office...............................     1

         Section 1.2:      Other Offices..................................     1


Article II  DIRECTORS.....................................................     1

         Section 2.1:      Exercise of Corporate Powers...................     1

         Section 2.2:      Number.........................................     1

         Section 2.3:      Need Not Be Shareholders.......................     1

         Section 2.4:      Compensation...................................     1

         Section 2.5:      Election and Term of Office....................     2

         Section 2.6:      Vacancies......................................     2

         Section 2.7:      Removal........................................     2

         Section 2.8:      Powers and Duties..............................     2


Article III  MEETINGS OF DIRECTORS........................................     4

         Section 3.1:      Place of Meetings..............................     4

         Section 3.2:      Regular Meetings...............................     4

         Section 3.3:      Special Meetings...............................     4

         Section 3.4:      Notice of Special Meetings.....................     4

         Section 3.5:      Quorum.........................................     5

         Section 3.6:      Conference Telephone...........................     5

         Section 3.7:      Waiver of Notice and Consent...................     5

         Section 3.8:      Action Without a Meeting.......................     5

         Section 3.9:      Committees.....................................     5


Article IV  COMMITTEES....................................................     5

         Section 4.1:      Appointment and Procedure......................     5

         Section 4.2:      Executive Committee Powers.....................     6

         Section 4.3:      Powers of Other Committees.....................     6

         Section 4.4:      Limitations on Powers of Committees............     6


Article V  OFFICERS.......................................................     6

         Section 5.1:      Election and Qualifications....................     6

         Section 5.2:      Term of Office and Compensation................     6

         Section 5.3       Chief Executive Officer........................     7

         Section 5.4:      Chairman of the Board..........................     7

         Section 5.5:      President......................................     7

         Section 5.6:      President Pro Tem..............................     7

         Section 5.7:      Vice President.................................     7

         Section 5.8:      Secretary......................................     8

         Section 5.9:      Chief Financial Officer........................     8

         Section 5.10:     Instruments in Writing.........................     9


Article VI  INDEMNIFICATION OF AGENTS.....................................     9

         Section 6.1:      Indemnification of Directors,
 ..                         Officers and Employees.........................     9

         Section 6.2:      Advancement of Expenses........................     9

         Section 6.3:      Non-Exclusivity of Rights......................    10

         Section 6.4:      Indemnification Contracts......................    10

         Section 6.5:      Effect of Amendment............................    10



Article VII  MEETINGS OF SHAREHOLDERS.....................................    10

         Section 7.1:      Place of Meetings..............................    10

         Section 7.2:      Annual Meetings................................    10

         Section 7.3:      Special Meetings...............................    11

         Section 7.4:      Notice of Meetings.............................    11

         Section 7.5:      Consent to Shareholders' Meetings..............    11

         Section 7.6:      Quorum.........................................    12

         Section 7.7:      Adjourned Meetings.............................    12

         Section 7.8:      Voting Rights..................................    12

         Section 7.9:      Action by Written Consents.....................    12

         Section 7.10:     Election of Directors..........................    13

         Section 7.11:     Proxies........................................    13

         Section 7.12:     Inspectors of Election.........................    14


Article VIII  SUNDRY PROVISIONS...........................................    14

         Section 8.1:      Shares Held By the Company.....................    14

         Section 8.2:      Certificates for Shares........................    14

         Section 8.3:      Lost Certificates..............................    14

         Section 8.4:      Certification and Inspection of Bylaws.........    15

         Section 8.5:      Annual Reports.................................    15


Article IX  CONSTRUCTION OF BYLAWS WITH REFERENCE
              TO PROVISIONS OF LAW........................................    15

         Section 9.1:      Bylaw Provisions Construed as Additional
                           and Supplemental to Provisions of Law..........    15

         Section 9.2:      Bylaw Provisions Contrary to or Inconsistent
                           with Provisions of Law.........................    15


Article X  ADOPTION, AMENDMENT OR REPEAL OF BYLAWS........................    15

         Section 10.1:     By Shareholders................................    15

         Section 10.2:     By the Board of Directors......................    15


Article XI  RESTRICTIONS ON TRANSFER OF STOCK.............................    16

         Section 11.1:     Transfer of Shares.............................    16

         Section 11.2:     Subsequent Agreement or Bylaw..................    16

         Section 11.3:     Termination of Article XI......................    16

                              AMENDED AND RESTATED

                                      BYLAWS

                                        OF

                        INFORMATION STORAGE DEVICES, INC.
                        ---------------------------------

                            (a California corporation)

                           As Adopted December 31, 1987
                          As Amended September 12, 1994
                         As Amended through June 28, 1995


                                    Article I
                                     OFFICES

         Section 1.1: Principal Office. The principal executive office for the transaction of the business of this company (the "Company") shall be located at such place as the Board of Directors may from time to time decide. The Board of Directors is hereby granted full power and authority to change the location of the principal executive office from one location to another.

         Section 1.2: Other Offices. One or more branch or other subordinate offices may at any time be fixed and located by the Board of Directors at such place or places within or outside the State of California as it deems appropriate.


                                    Article II
                                    DIRECTORS

         Section 2.1: Exercise of Corporate Powers. Except as otherwise provided by these Bylaws, by the Articles of Incorporation of the Company or by the laws of the State of California now or hereafter in force, the business and affairs of the Company shall be managed and all corporate powers shall be exercised by or under the ultimate direction of a board of directors (the "Board of Directors").

         Section 2.2: Number. The authorized number of directors of the Company shall initially be five. The authorized number of directors may be varied from time to time by resolution of the Board of Directors, provided that the authorized number shall not be fewer than four (4) nor more than seven (7). The authorized numbers of directors of the Company shall be variable by the Board of Directors within such range until changed by an amendment of this Section by the shareholders of the Company. No amendment of this Section or an amendment of the Articles of Incorporation reducing the fixed number or the minimum number of authorized directors to a number less than five can be adopted if the votes cast against its adoption at a meeting, or the shares not consenting in the case of action by written consent, are equal to more than 16-2/3% of the outstanding shares entitled to vote.

         Section 2.3: Need Not Be Shareholders. The directors of the Company need not be shareholders of this Company.

         Section 2.4: Compensation. Directors and members of committees may receive such compensation, if any, for their services as may be fixed or determined by resolution of the Board of Directors. Nothing herein contained shall be construed to preclude any director from serving the Company in any other capacity and receiving compensation therefor.

         Section 2.5: Election and Term of Office. The directors shall be elected annually by the shareholders at the annual meeting of the shareholders. The term of office of the directors shall begin immediately after their election and shall continue until the next annual meeting of the shareholders and until their respective successors are elected and qualified.

         Section  2.6:  Vacancies.  A  vacancy  or  vacancies  on the  Board  of
Directors shall exist in case of the death, resignation or removal of any director, or if the authorized number of directors is increased, or if the shareholders fail, at any annual meeting of shareholders at which any director is elected, to elect the full authorized number of directors at that meeting. The Board of Directors may declare vacant the office of a director if he or she is declared of unsound mind by an order of court or convicted of a felony or if, within 60 days after notice of his election, he or she does not accept the office. Any vacancy, except for a vacancy created by removal of a director as provided in Section 2.7 hereof, may be filled by a person selected by a majority of the remaining directors then in office, whether or not less than a quorum, or by a sole remaining director. Vacancies occurring in the Board of Directors by reason of removal of directors shall be filled only by approval of shareholders. The shareholders may elect a director at any time to fill any vacancy not filled by the directors. Any such election by written consent, other than to fill a vacancy created by removal, requires the consent of a majority of the outstanding shares entitled to vote. If, after the filling of any vacancy by the directors, the directors then in office who have been elected by the shareholders shall constitute less than a majority of the directors then in office, any holder or holders of an aggregate of 5% or more of the total number of shares at the time outstanding having the right to vote for such directors may call a special meeting of shareholders to be held to elect the entire Board of Directors. The term of office of any director then in office shall terminate upon such election and qualification of a successor. Any director may resign effective upon giving written notice to the Chairman of the Board, if any, the President, the Secretary or the Board of Directors, unless the notice specifies a later time for the effectiveness of such resignation. If the resignation is effective at a future time, a successor may be elected to take office when the resignation becomes effective. A reduction of the authorized number of directors shall not remove any director prior to the expiration of such director's term of office.

         Section 2.7: Removal. The entire Board of Directors or any individual director may be removed from office without cause by an affirmative vote of a majority of the outstanding shares entitled to vote; provided that, unless the entire Board of Directors is removed, no director shall be removed when the votes cast against removal, or not consenting in writing to such removal, would be sufficient to elect such director if voted cumulatively at an election at which the same total number of votes were cast, or, if such action is taken by written consent, all shares entitled to vote were voted, and the entire number of directors authorized at the time of the director's most recent election were then being elected. If any or all directors are so removed, new directors may be elected at the same meeting or at a subsequent meeting. If at any time a class or series of shares is entitled to elect one or more directors under authority granted by the Articles of Incorporation, the provisions of this Section 2.7 shall apply to the vote of that class or series and not to the vote of the outstanding shares as a whole.

         Section 2.8: Powers and Duties. Without limiting the generality or extent of the general corporate powers to be exercised by the Board of Directors pursuant to Section 2.1 of these Bylaws, it is hereby provided that the Board of Directors shall have full power with respect to the following matters:

                  (a) To purchase, lease and acquire any and all kinds of property, real, personal or mixed, and at its discretion to pay therefor in money, in property and/or in stocks, bonds, debentures or other securities of the Company.

                  (b) To enter into any and all contracts and agreements which in its judgment may be beneficial to the interests and purposes of the Company.

                  (c) To fix and determine and to vary from time to time the amount or amounts to be set aside or retained as reserve funds or as working capital of the Company or for maintenance, repairs, replacements or enlargements of its properties.

                  (d) To declare and pay dividends in cash, shares and/or property out of any funds of the Company at the time legally available for the declaration and payment of dividends on its shares.

                  (e) To adopt such rules and regulations for the conduct of its meetings and the management of the affairs of the Company as it may deem proper.

                  (f) To prescribe the manner in which and the person or persons by whom any or all of the checks, drafts, notes, bills of exchange, contracts and other corporate instruments shall be executed.

                  (g) To accept resignations of directors; to declare vacant the office of a director as provided in Section 2.6 hereof; and, in case of vacancy in the office of directors, to fill the same to the extent provided in Section
2.6 hereof.

                  (h) To create offices in addition to those for which provision is made by law or these Bylaws; to elect and remove at pleasure all officers of the Company, fix their terms of office, prescribe their titles, powers and duties, limit their authority and fix their salaries in any way it may deem advisable that is not contrary to law or these Bylaws.

                  (i) To designate one or more persons to perform the duties and exercise the powers of any officer of the Company during the temporary absence or disability of such officer.

                  (j) To appoint or employ and to remove at pleasure such agents and employees as it may see fit, to prescribe their titles, powers and duties, limit their authority and fix their salaries in any way it may deem advisable that is not contrary to law or these Bylaws.

                  (k) To fix a time in the future, which shall not be more than 60 days nor less than 10 days prior to the date of the meeting nor more than 60 days prior to any other action for which it is fixed, as a record date for the determination of the shareholders entitled to notice of and to vote at any meeting, or entitled to receive any payment of any dividend or other distribution, or allotment of any rights, or entitled to exercise any rights in respect of any other lawful action; and in such case only shareholders of record on the date so fixed shall be entitled to notice of and to vote at the meeting or to receive the dividend, a distribution or allotment of rights or to exercise the rights, as the case may be, notwithstanding any transfer of any shares on the books of the Company after any record date fixed as aforesaid. The Board of Directors may close the books of the Company against transfers of shares during the whole or any part of such period.

                  (l) To fix and locate from time to time the principal office for the transaction of the business of the Company and one or more branch or other subordinate offices of the Company within or without the State of California; to designate any place within or without the State of California for the holding of any meeting or meetings of the shareholders or the Board of Directors, as provided in Sections 3.1 and 7.1 hereof; to adopt, make and use a corporate seal, and to prescribe the forms of certificates for shares and to alter the form of such seal and of such certificates from time to time as in its judgment it may deem best, provided such seal and such certificates shall at all times comply with the provisions of law now or hereafter in effect.

                  (m) To authorize the issuance of shares of stock of the Company in accordance with the laws of the State of California and the Articles of Incorporation.

                  (n) Subject to the limitation provided in Section 10.2 hereof, to adopt, amend or repeal from time to time and at any time these Bylaws and any and all amendments thereof.

                  (o) To borrow money, make guarantees of indebtedness or other obligations of third parties and incur indebtedness on behalf of the Company, including the power and authority to borrow money from any of the shareholders, directors or officers of the Company; and to cause to be executed and delivered therefor in the corporate name promissory notes, bonds, debentures, deeds of trust, mortgages, pledges (or other transfers of property as security or collateral for a debt), or other evidences of debt and securities therefor; and the note or other obligation given for any indebtedness of the Company, signed officially by any officer or officers thereunto duly authorized by the Board of Directors, shall be binding on the Company.

                  (p) To approve a loan of money or property to any officer or director of the Company or any parent or subsidiary company, guarantee the obligation of any such officer or director, or approve an employee benefit plan authorizing such a loan or guaranty to any such officer or director; provided that, on the date of approval of such loan or guaranty, the Company has outstanding shares held of record by 100 or more persons. Such approval shall require a determination by the Board of Directors that the loan or guaranty may reasonably be expected to benefit the Company and must be by vote sufficient without counting the vote of any interested director.

                  (q) Generally to do and perform every act and thing whatsoever that may pertain to the office of a director or to a board of directors.


                                    Article III
                               MEETINGS OF DIRECTORS

         Section 3.1: Place of Meetings. Meetings (whether regular, special or adjourned) of the Board of Directors of the Company shall be held at the principal executive office of the Company or at any other place within or outside the State of California which may be designated from time to time by resolution of the Board of Directors or which is designated in the notice of the meeting.

         Section 3.2: Regular Meetings. Regular meetings of the Board of Directors shall be held after the adjournment of each annual meeting of the shareholders (which regular directors' meeting shall be designated the "Regular Annual Meeting") and at such other times as may be designated from time to time by resolution of the Board of Directors. Notice of the time and place of all regular meetings shall be given in the same manner as for special meetings, except that no such notice need be given if (a) the time and place of such meetings are fixed by the Board of Directors or (b) the Regular Annual Meeting is held at the principal executive office of this Corporation and on the date specified by the Board of Directors.

         Section 3.3: Special Meetings. Special meetings of the Board of Directors may be called at any time by the Chairman of the Board, if any, or the President, or any Vice President, or the Secretary or by any one director.

         Section 3.4: Notice of Special Meetings. Special meetings of the Board of Directors shall be held upon no less than 4 days' notice by mail or 48 hours' notice delivered personally or by telephone or telegraph to each director. Notice need not be given to any director who signs a waiver of notice or a consent to holding the meeting or an approval of the minutes thereof, whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to such director. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Any oral notice given personally or by telephone may be communicated either to the director or to a person at the home or office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. A notice or waiver of notice need not specify the purpose of any meeting of the Board of Directors. If the address of a director is not shown on the records of the Company and is not readily ascertainable, notice shall be addressed to him at the city or place in which meetings of the directors are regularly held. If a meeting is adjourned for more than 24 hours, notice of any adjournment to another time or place shall be given prior to the time of the adjourned meeting to all directors not present at the time of adjournment.

         Section 3.5: Quorum. A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present is the act of the Board of Directors subject to provisions of law relating to interested directors and indemnification of agents of the Company. A majority of the directors present, whether or not a quorum is present, may adjourn any meeting to another time and place. A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for such meeting.

         Section 3.6: Conference Telephone. Members of the Board of Directors may participate in a meeting through use of conference telephone or similar communications equipment, so long as all directors participating in such meeting can hear one another. Participation in a meeting pursuant to this Section constitutes presence in person at such meeting.

         Section 3.7: Waiver of Notice and Consent. The transactions of any meeting of the Board of Directors, however called and noticed or wherever held, shall be as valid as though had at a meeting duly held after regular call and notice if a quorum is present, and if, either before or after the meeting, each of the directors not present signs a written waiver of notice, a consent to holding such meeting or an approval of the minutes thereof. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

         Section 3.8: Action Without a Meeting. Any action required or permitted by law to be taken by the Board of Directors may be taken without a meeting, if all members of the Board of Directors shall individually or collectively consent in writing to such action. Such written consent or consents shall be filed with the minutes of the proceedings of the Board of Directors. Such action by written consent shall have the same force and effect as the unanimous vote of such directors at a duly held meeting.

         Section 3.9: Committees. The provisions of this Article apply also to committees of the Board of Directors and action by such committees.

                                    Article IV
                                    COMMITTEES

         Section 4.1: Appointment and Procedure. The Board of Directors may, by resolution adopted by a majority of the authorized number of directors, appoint from among its members one or more committees, including without limitation an executive committee, an audit committee and a compensation committee, of two or more directors. Each committee may make its own rules of procedure subject to
Section 3.9 hereof, and shall meet as provided by such rules or by a resolution adopted by the Board of Directors (which resolution shall take precedence). A majority of the members of the committee shall constitute a quorum, and in every case the affirmative vote of a majority of all members of the committee shall be necessary to the adoption of any resolution.

         Section 4.2: Executive Committee Powers. During the intervals between the meetings of the Board of Directors, the Executive Committee, if any, in all cases in which specific directions shall not have been given by the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Company in such manner as the Executive Committee may deem best for the interests of the Company.

         Section 4.3: Powers of Other Committees. Other committees shall have such powers as are given them in a resolution of the Board of Directors.

         Section  4.4:  Limitations  on   Powers  of  Committees.  No  committee
shall  have the  power to act with respect to:

                  (a)      any  action  for which  the  laws  of  the   State of
California also require shareholder approval or approval of the outstanding shares;

                  (b) the filling of vacancies on the Board of Directors or in any committee;

                  (c)      the   fixing of  compensation  of the  directors  for
serving on the Board of Directors or on any committee;

                  (d) the amendment or repeal of these Bylaws or the adoption of new Bylaws;

                  (e) the amendment or repeal of any resolution of the Board of Directors which by its express terms is not amendable or repealable;

                  (f) a distribution to the shareholders of the Company, except at a rate or in a periodic amount or within a price range as set forth in the articles or determined by the Board of Directors; and

                  (g) the appointment of other committees of the Board of Directors or the members thereof.

                                    Article V
                                    OFFICERS

         Section 5.1: Election and Qualifications. The officers of the Company shall consist of a President and/or a Chief Executive Officer, a Secretary, a Chief Financial Officer and such other officers, including, but not limited to, a Chairman of the Board of Directors, one or more Vice Presidents, a Treasurer, and Assistant Vice Presidents, Assistant Secretaries and Assistant Treasurers, as the Board of Directors shall deem expedient, who shall be chosen in such manner and hold their offices for such terms as the Board of Directors may prescribe. Any number of offices may be held by the same person. Any Vice
President, Assistant Treasurer or Assistant Secretary, respectively, may exercise any of the powers of the President, the Chief Financial Officer or the Secretary, respectively, as directed by the Board of Directors, and shall perform such other duties as are imposed upon him or her by these Bylaws or the Board of Directors.

         Section 5.2: Term of Office and Compensation. The term of office and salary of each of said officers and the manner and time of the payment of such salaries shall be fixed and determined by the Board of Directors and may be altered by said Board of Directors from time to time at its pleasure, subject to the rights, if any, of any officer under any contract of employment. Any officer may resign at any time upon written notice to the Company, without prejudice to the rights, if any, of the Company under any contract to which the officer is a party. If any vacancy occurs in any office of the Company, the Board of Directors may appoint a successor to fill such vacancy.

         Section 5.3 Chief Executive Officer. Subject to the control of the Board of Directors and such supervisory powers, if any, as may be given by the Board of Directors, the powers and duties of the Chief Executive Officer of the Company are:

                  (a) To act as the general manager and, subject to the control of the Board of Directors, to have general supervision, direction and control of the business and affairs of the Company.

                  (b) To preside at all meetings of the shareholders and, in the absence of the Chairman of the Board of Directors or if there be no Chairman, at all meetings of the Board of Directors.

                  (c) To call meetings of the shareholders and meetings of the Board of Directors to be held at such times and, subject to the limitations prescribed by law or by these Bylaws, at such places as he or she shall deem proper.

                  (d) To affix the signature of the Company to all deeds, conveyances, mortgages, leases, obligations, bonds, certificates and other papers and instruments in writing which have been authorized by the Board of Directors or which, in the judgment of the Chief Executive Officer, should be executed on behalf of the Company; to sign certificates for shares of stock of the Company; and, subject to the direction of the Board of Directors, to have general charge of the property of the Company and to supervise and control all officers, agents and employees of the Company.

The President shall be the Chief Executive Officer of the Company unless the Board of Directors shall designate the Chairman of the Board or another officer to be the Chief Executive Officer. If there is no President, then the Chairman of the Board shall be the Chief Executive Officer.

         Section 5.4: Chairman of the Board. The Chairman of the Board of Directors, if there be one, shall have the power to preside at all meetings of the Board of Directors and shall have such other powers and shall be subject to such other duties as the Board of Directors may from time to time prescribe.

         Section 5.5 President. Subject to the supervisory powers of the Chief Executive Officer, if not the President, and to such supervisory powers as may be given by the Board of Directors to the Chairman of the Board, if one is elected, or to any other officer, the President shall have the general powers and duties of management usually vested in the office of president of a corporation and shall have such other powers and duties as may be prescribed by the Board of Directors or these Bylaws.

         Section 5.6: President Pro Tem. If neither the Chairman of the Board of Directors, the President, nor any Vice President is present at any meeting of the Board of Directors, a President pro tem may be chosen by the directors present at the meeting to preside and act at such meeting. If neither the President nor any Vice President is present at any meeting of the shareholders, a President pro tem may be chosen by the shareholders present at the meeting to preside at such meeting.

         Section 5.7: Vice President. The titles, powers and duties of the Vice President or Vice Presidents, if any, shall be as prescribed by the Board of Directors. In case of the resignation, disability or death of the President, the Vice President, or one of the Vice Presidents, shall exercise all powers and duties of the President. If there is more than one Vice President, the order in which the Vice Presidents shall succeed to the powers and duties of the President shall be as fixed by the Board of Directors.

         Section 5.8:  Secretary.  The powers and duties of the Secretary are:

                  (a) To keep a book of minutes at the principal executive office of the Company, or such other place as the Board of Directors may order, of all meetings of its directors and shareholders with the time and place of holding of such meeting, whether regular or special, and, if special, how authorized, the notice thereof given, the names of those present at directors' meetings, the number of shares present or represented at shareholders' meetings and the proceedings thereof.

                  (b) To keep the seal of the Company and to affix the same to all instruments which may require it.

                  (c) To keep or cause to be kept at the principal executive office of the Company, or at the office of the transfer agent or agents, a record of the shareholders of the Company, giving the names and addresses of all shareholders and the number and class of shares held by each, the number and date of certificates issued for shares and the number and date of cancellation of every certificate surrendered for cancellation.

                  (d) To keep a supply of certificates for shares of the Company, to fill in all certificates issued, and to make a proper record of each such issuance; provided that, so long as the Company shall have one or more duly appointed and acting transfer agents of the shares, or any class or series of shares, of the Company, such duties with respect to such shares shall be performed by such transfer agent or transfer agents.

                  (e) To transfer upon the share books of the Company any and all shares of the Company; provided that, so long as the Company shall have one or more duly appointed and acting transfer agents of the shares, or any class or series of shares, of the Company, such duties with respect to such shares shall be performed by such transfer agent or transfer agents, and the method of transfer of each certificate shall be subject to the reasonable regulations of the transfer agent to whom the certificate is presented for transfer and, if the Company then has one or more duly appointed and acting registrars, subject to the reasonable regulations of the registrar to which a new certificate is presented for registration; and, provided further, that no certificate for shares of stock shall be issued or delivered or, if issued or delivered, shall have any validity whatsoever until and unless it has been signed or authenticated in the manner provided in Section 8.2 hereof.

                  (f) To make service and publication of all notices that may be necessary or proper in connection with meetings of the Board of Directors of the shareholders of the Company. In case of the absence, disability, refusal or neglect of the Secretary to make service or publication of any notices, then such notices may be served and/or published by the President or a Vice President, or by any person thereunto authorized by either of them, or by the Board of Directors, or by the holders of a majority of the outstanding shares of the Company.

                  (g) Generally to do and perform all such duties as pertain to such office and as may be required by the Board of Directors.

         Section 5.9: Chief Financial Officer. The powers and duties of the Chief Financial Officer are:

                  (a) To supervise and control the keeping and maintaining of adequate and correct accounts of the Company's properties and business transactions, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, surplus and shares. The books of account shall at all reasonable times be open to inspection by any director.

                  (b) To have the custody of all funds, securities, evidences of indebtedness and other valuable documents of the Company and, at his or her discretion, to cause any or all thereof to be deposited for the account of the Company with such depository as may be designated from time to time by the Board of Directors.

                  (c) To receive or cause to be received, and to give or cause to be given, receipts and acquittances for monies paid in for the account of the Company.

                  (d) To disburse, or cause to be disbursed, all funds of the Company as may be directed by the President or the Board of Directors, taking proper vouchers for such disbursements.

                  (e) To render to the President or to the Board of Directors, whenever either may require, accounts of all transactions as Chief Financial Officer and of the financial condition of the Company.

                  (f) Generally to do and perform all such duties as pertain to such office and as may be required by the Board of Directors.

         Section 5.10: Instruments in Writing. All checks, drafts, demands for money, notes and written contracts of the Company shall be signed by such officer or officers, agent or agents, as the Board of Directors may from time to time designate. No officer, agent, or employee of the Company shall have the power to bind the Company by contract or otherwise unless authorized to do so by these Bylaws or by the Board of Directors.

                                    Article VI
                                  INDEMNIFICATION

        Section 6.1: Indemnification of Directors. Officers and Employees. The Company shall indemnify each person who was or is a party, or is threatened to be made a party, to any threatened, pending completed action or proceeding, whether civil, criminal, administrative or investigative a "Proceeding" by reason of the fact that such person is or was a director, officer or employee of the Company, or is or was serving at the request of the Company as a director, officer or employee of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, or was a director, officer or employee of a foreign or domestic corporation which was a predecessor corporation of the Company or of another enterprise at the request of such predecessor corporation, to the fullest extent permitted by the California Corporations Code, against all expenses, including, without limitation, attorneys' fees and any expenses of establishing a right to indemnification, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with such Proceeding, and such indemnification shall continue as to a person who has ceased to be such a director, officer or employee, and shall inure to the benefit of the heirs, executors and administrators of such person; provided, however, that the Company shall indemnify any such person seeking indemnity in connection with a Proceeding (or part thereof) initiated by such person only if such Proceeding (or part thereof) was authorized by the Board of Directors of the Company.

         Section 6.2: Advancement of Expenses. The Company shall pay all expenses incurred by such a director, officer or employee in defending any Proceeding as they are incurred in advance of its final disposition; provided, however, that if the California Corporations Code then so requires, the payment of such expenses incurred by a director, officer or employee in advance of the final disposition of a Proceeding shall be made only upon receipt by the Company of an undertaking by or on behalf of such director, officer or employee to repay such amount if it shall be determined ultimately that such person is not entitled to be indemnified under this Article VI or otherwise; and provided further that the Company shall not be required to advance any expenses to a person against whom the Company brings an action, alleging that such person committed an act or omission not in good faith or that involved intentional misconduct or a knowing violation of law, or that was contrary to the best interest of the Company, or derived an improper personal benefit from a transaction.

         Section 6.3: Non-Exclusivity of Rights. The rights conferred on any person in this Article VI shall not be deemed exclusive of any other rights that such person may have or hereafter acquire under any statute, bylaw, agreement, vote of shareholders or disinterested directors or to otherwise, both as shareholders of disinterested directors or otherwise, both as to action in an official capacity and as to action in another capacity while holding such office. Additionally, nothing in this Article VI shall limit the ability of the Company, in its discretion, to indemnify or advance expenses to persons whom the Company is not obligated to indemnify or advance expenses to pursuant to this
Article VI.

         Section 6.4: Indemnification Contracts. The Board of Directors is authorized to cause the Company to enter into a contract with any director, officer, employee or agent of the Company, or any person serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, providing for indemnification rights equivalent to or, if the Board of Directors so determines, greater than (to the extent permitted by the Company's Articles of Incorporation and the California Corporations Code), those provided for in this
Article VI.

         Section 6.5: Effect of Amendment. Any amendment, repeal or modification of any provision of this Article VI shall be prospective only, and shall not adversely affect any right or protection conferred on a person pursuant to this
Article VI and existing at the time of such amendment, repeal or modification.


                                    Article VII
                              MEETINGS OF SHAREHOLDERS

         Section 7.1: Place of Meetings. Meetings (whether regular, special or adjourned) of the shareholders of the Company shall be held at the principal executive office for the transaction of business of the Company, or at any place within or outside the State of California which may be designated by written consent of all the shareholders entitled to vote thereat, or which may be designated by resolution of the Board of Directors. Any meeting shall be valid wherever held if held by the written consent of all the shareholders entitled to vote thereat, given either before or after the meeting and filed with the Secretary of the Company.

         Section 7.2: Annual Meetings. The annual meetings of the shareholders shall be held at the place provided pursuant to Section 7.1 hereof and at such time in a particular year as may be designated by written consent of all the shareholders entitled to vote thereat or which may be designated by resolution of the Board of Directors of the Company. Said annual meetings shall be held for the purpose of the election of directors, for the making of reports of the affairs of the Company and for the transaction of such other business as may properly come before the meeting.

         Section 7.3: Special Meetings. Special meetings of the shareholders for any purpose or purposes whatsoever may be called at any time by the President, the Chairman of the Board of Directors or by the Board of Directors, or by two or more members thereof, or by one or more members thereof, or by one or more holders of shares entitled to cast not less than 10% of the votes at the meeting. Upon request in writing sent by registered mail to the Chairman of the Board of Directors, President, Vice President or Secretary, or delivered to any such officer in person, by any person entitled to call a special meeting of shareholders, it shall be the duty of such officer forthwith to cause notice to be given to the shareholders entitled to vote that a meeting will be held at a time requested by the person or persons calling the meeting, which (except where called by the Board of Directors) shall be not less than 35 days nor more than 60 days after the receipt of such request. If the notice is not given within 20 days after receipt of the request, the person entitled to call the meeting may give the notice. Notices of meetings called by the Board of Directors shall be given in accordance with Section 7.4.

         Section 7.4: Notice of Meetings. Notice of any meeting of shareholders shall be given in writing not less than 10 (or, if sent by third-class mail, 30) nor more than 60 days before the date of the meeting to each shareholder entitled to vote thereat by the Secretary or an Assistant Secretary, or such other person charged with that duty, or if there be no such officer or person, or in case of his or her neglect or refusal, by any director or shareholder. The notice shall state the place, date and hour of the meeting and (a) in the case of a special meeting, the general nature of the business to be transacted, and no other business may be transacted, or (b) in the case of the annual meeting, those matters which the Board of Directors, at the time of the mailing of the notice, intends to present for action by the shareholders, but any proper matter may be presented at the meeting for such action, except that notice must be given or waived in writing of any proposal relating to approval of contracts between the Company and any director of the Company, amendment of the Articles of Incorporation, reorganization of the Company or winding up of the affairs of the Company. The notice of any meeting at which directors are to be elected shall include the names of nominees intended at the time of the notice to be presented by the Board of Directors for election. Notice of a shareholders' meeting or any report shall be given to any shareholder, either (a) personally or (b) by first-class mail, or, in case the Company has outstanding shares held of record by 500 or more persons on the record date for the shareholder's meeting, notice may be sent by third-class mail, or other means of written communication, charges prepaid, addressed to such shareholder at such shareholder's address appearing on the books of the Company or given by such shareholder to the Company for the purpose of notice. If a shareholder gives no address or no such address appears on the books of the Company, notice shall be deemed to have been given if sent by mail or other means of written communication addressed to the place where the principal executive office of the

Company is located, or if published at least once in a newspaper of general circulation in the county in which such office is located. The notice or report shall be deemed to have been given at the time when delivered personally or deposited in the United States mail, postage prepaid, or sent by other means of written communication and addressed as herein before provided. An affidavit or declaration of delivery or mailing of any notice or report in accordance with the provisions of this Section 7.4, executed by the Secretary, Assistant Secretary or any transfer agent, shall be prima facie evidence of the giving of the notice or report. If any notice or report addressed to the shareholder at the address of such shareholder appearing on the books of the Company is returned to the Company by the United States Postal Service marked to indicate that the United States Postal Service is unable to deliver the notice or report to the shareholder at such address, all future notices or reports shall be deemed to have been duly given without further mailing if the same shall be available for the shareholder upon written demand of the shareholder at the principal executive office of the Company for a period of one year from the date of the giving of the notice or report to all other shareholders.

         Section 7.5: Consent to Shareholders' Meetings. The transactions of any meeting of shareholders, however called and noticed, and wherever held, are valid as though had at a meeting duly held after regular call and notice, if a quorum is present, either in person or by proxy, and if, either before or after the meeting, each of the shareholders entitled to vote, not present in person or by proxy, signs a written waiver of notice or a consent to the holding of such meeting or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Attendance of a person at a meeting shall constitute a waiver of notice of and presence at such meeting, except when the person objects, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened and except that attendance at a meeting is not a waiver of any right to object to the consideration of matters required by law to be included in the notice but not so included, if such objection is expressly made at the meeting. Neither the business to be transacted at nor the purpose of any regular or special meeting of shareholders need be specified in any written waiver of notice, consent to the holding of the meeting or approval of the minutes thereof, except as to approval of contracts between the Company and any of its directors, amendment of the Articles of Incorporation, reorganization of the Company or winding up the affairs of the Company.

         Section 7.6: Quorum. The presence in person or by proxy of the holders of a majority of the shares entitled to vote at any meeting of the shareholders shall constitute a quorum for the transaction of business. Shares shall not be counted to make up a quorum for a meeting if voting of such shares at the meeting has been enjoined or for any reason they cannot be lawfully voted at the meeting. Shareholders present at a duly called or held meeting at which a quorum is present may continue to transact business until adjournment notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at a majority of the shares required to constitute a quorum. Except as provided herein, the affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required.

         Section 7.7: Adjourned Meetings. Any shareholders' meeting, whether or not a quorum is present, may be adjourned from time to time by the vote of a majority of the shares, the holders of which are either present in person or represented by proxy thereat, but, except as provided in Section 7.6 hereof, in the absence of a quorum, no other business may be transacted at such meeting. When a meeting is adjourned for more than 45 days or if after adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at a meeting. Except as aforesaid, it shall not be necessary to give any notice of the time and place of the adjourned meeting or of the business to be transacted thereat other than by announcement at the meeting at which such adjournment is taken. At any adjourned meeting the shareholders may transact any business which might have been transacted at the original meeting.

         Section 7.8: Voting Rights. Only persons in whose names shares entitled to vote stand on the stock records of the Company at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held or, if some other day be fixed for the determination of shareholders of record pursuant to Section 2.8(k) hereof, then on such other day, shall be entitled to vote at such meeting. The record date for determining shareholders entitled to give consent to corporate action in writing without a meeting, when no prior action by the Board of Directors has been taken, shall be the day on which the first written consent is given. In the absence of any contrary provision in the Articles of incorporation or in any applicable statute relating to the election of directors or to other particular matters, each such person shall be entitled to one vote for each share.

         Section 7.9: Action by Written Consents. Any action which may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior notice, if a consent in writing, setting forth the action so taken, shall be signed by holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Unless the consents of all shareholders entitled to vote have been solicited in writing, notice of any shareholder approval of (a) contracts between the Company and any of its directors, (b) indemnification of any person,
(c) reorganization of the Company or (d) distributions to shareholders upon winding up of the affairs of the Company without a meeting by less than unanimous written consent shall be given at least 10 days before the consummation of the action authorized by such approval, and prompt notice shall be given of the taking of any other corporate action approved by shareholders without a meeting by less than unanimous written consent to those shareholders entitled to vote who have not consented iii writing. All notices given thereunder shall conform to the requirements of Section 7.4 hereto and applicable law. When written consents are given with respect to any shares, they shall be given by and accepted from the persons in whose names such shares stand on the books of the Company at the time such respective consents are given, or their proxies. Any shareholder giving a written consent, or any shareholder's proxy holder, or a transferee of the shares or a personal representative of the shareholder or their respective proxy holders, may revoke the consent by a writing received by the Company prior to the time that written consents of the number of shares required to authorize the proposed action have been filed with the Secretary of the Company, but may not do so thereafter. Such revocation is effective upon its receipt by the Secretary of the Company. Notwithstanding anything herein to the contrary, and subject to Section 305(b) of the California Corporations Code, directors may not be elected by written consent except by unanimous written consent of all shares entitled to vote for the election of directors.

         Section 7.10: Election of Directors. Every shareholder entitled to vote at any election of directors of the Company may cumulate such shareholder's votes and give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which the shareholder's shares are normally entitled, or distribute the shareholder's votes on the same principle among as many candidates as such shareholder thinks fit. No shareholder, however, may cumulate such shareholder's votes for one or more candidates unless such candidate's or candidates' names have been placed in nomination prior to the voting and the shareholder has given notice at the meeting, prior to voting, of such shareholder's intention to cumulate such shareholder's votes. If any one shareholder has given such notice, all shareholders may cumulate their votes for candidates in nomination. The candidates receiving the highest number of affirmative votes of the shares entitled to be voted for them up to the number of directors to be elected by such shares shall be declared elected. Votes against the director and votes withheld shall have no legal effect. Election of directors need not be by ballot except upon demand made by a shareholder at the meeting and before the voting begins.

         Section 7.11: Proxies. Every person entitled to vote or execute consents shall have the right to do so either in person or by one or more agents authorized by a written proxy executed by such person or such person's duly authorized agent and filed with the Secretary of the Company. No proxy shall be valid (a) after revocation thereof, unless the proxy is specifically made irrevocable and otherwise conforms to this Section and applicable law: or (b) after the expiration of eleven months from the date thereof, unless the person executing it specifies therein the length of time for which such proxy is to continue in force. Revocation may be effected by a writing delivered to the Secretary of the Company stating that the proxy is revoked or by a subsequent proxy executed by the person executing the prior proxy and presented to the meeting, or as to any meeting by attendance at the meeting and voting in person by the person executing the proxy. A proxy is not revoked by the death or incapacity of the maker unless, before the vote is counted, a written notice of such death or incapacity is received by the Secretary of the Company. In addition, a proxy may be revoked, notwithstanding a provision making it irrevocable, by a transferee of shares without knowledge of the existence of the provision unless the existence of the proxy and its irrevocability appears on the certificate representing such shares.

         Section 7.12: Inspectors of Election. Before any meeting of shareholders, the Board of Directors may appoint any persons other than nominees for office to act as inspectors of election. This appointment shall be valid at the meeting and at any subsequent meeting that is a continuation of the meeting at which the persons were originally appointed to be inspectors. If no inspectors of election are so appointed, the Chairman of the meeting may, and on the request of any shareholder or a shareholder's proxy shall, appoint inspectors of election at the meeting. The number of inspectors shall be either one or three. If inspectors are appointed at a meeting on the request of one or more shareholders or proxies, the holders of a majority of shares or their proxies present at the meeting shall determine whether one or three inspectors are to be appointed. If any person appointed as inspector fails to appear or fails or refuses to act, the Chairman of the meeting may, and upon the request of any shareholder or a shareholder's proxy shall, appoint a person to fill that vacancy. These inspectors shall:

                  (a) determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity, and effect of proxies;

                  (b)      receive votes, ballots, or consents;

                  (c) hear and determine all challenges and questions in any way arising in connection with the right to vote;

                  (d)      count and tabulate all votes or consents;

                  (e)      determine when the polls shall close;

                  (f)      determine the result; and

                  (g) do any other acts that may be proper to conduct the election or vote with fairness to all shareholders.

                                    Article VIII
                                  SUNDRY PROVISIONS

         Section 8.1: Shares Held By the Company. Shares in other companies standing in the name of the Company may be voted or represented and all rights incident thereto may be exercised on behalf of the Company by any officer of the Company authorized to do so by resolution of the Board of Directors.

         Section 8.2: Certificates for Shares. There shall be issued to every holder of shares in the Company a certificate or certificates signed in the name of the Company by the Chairman of the Board, if any, or the President or a Vice President and by the Chief Financial Officer or an Assistant Chief Financial Officer or the Secretary or any Assistant Secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Company with the same effect as if such person were an officer, transfer agent or registrar at the date of issue.

         Section 8.3: Lost Certificates. Where the owner of any certificate for shares of the Company claims that the certificate has been lost, stolen or destroyed, a new certificate shall be issued in place of the original certificate if the owner (a) so requests before the Company has notice that the original certificate has been acquired by a bona fide purchaser and (b) satisfies any reasonable requirements imposed by the Company, including without limitation the filing with the Company of an indemnity bond or agreement in such form and in such amount as shall be required by the President or a Vice President of the Company. The Board of Directors may adopt such other provisions and restrictions with reference to lost certificates, not inconsistent with applicable law, as it shall in its discretion deem appropriate.

         Section 8.4: Certification and Inspection of Bylaws. The Company shall keep at its principal executive office the original or a copy of these Bylaws as amended or otherwise altered to date, which shall be open to inspection by the shareholders at all reasonable times during office hours.

         Section 8.5: Annual Reports. Provided that the Company has 100 or shareholders, the making of annual reports to the shareholders is dispensed with and the requirement that such annual reports be made to shareholders is expressly waived, except as may be directed from time to time by the Board of Directors or the President.


                                    Article IX
                            CONSTRUCTION OF BYLAWS WITH
                           REFERENCE TO PROVISIONS OF LAW

         Section 9.1: Bylaw Provisions Construed as Additional and Supplemental to Provisions of Law. All restrictions, limitations, requirements and other provisions of these Bylaws shall be construed, insofar as possible, as supplemental and additional to all provisions of law applicable to the subject matter thereof and shall be fully complied with in addition to the said provisions of law unless such compliance shall be illegal.

         Section 9.2: Bylaws Provisions Contrary to or Inconsistent with Provisions of Law. Any article, section, subsection, subdivision, sentence, clause or phrase of these Bylaws which, upon being construed in the manner provided in Section 9.1 hereof, shall be contrary to or inconsistent with any applicable provision of law, shall not apply so long as said provisions of law shall remain in effect, but such result shall not affect the validity or applicability of any other portion of these Bylaws, it being hereby declared that these Bylaws, and each article, section, subsection, subdivision, sentence, clause or phrase thereof, would have been adopted irrespective of the fact that any one or more articles, sections, subsections, subdivisions, sentences, clauses or phrases is or are illegal.

                                    Article X
                       ADOPTION, AMENDMENT OR REPEAL OF BYLAWS

         Section 10.1: By Shareholders. Bylaws may be adopted, amended or repealed by the vote or written consent of holders of a majority of the outstanding shares entitled to vote. Bylaws specifying or changing a fixed number of directors or the maximum or minimum number or changing from a fixed to a variable board or vice versa may be adopted only by the shareholders.

         Section 10.2: By the Board of Directors. Subject to the right of shareholders to adopt, amend or repeal Bylaws, and other than a Bylaw or amendment thereof specifying or changing a fixed number of directors or the maximum or minimum number or changing from a fixed to a variable board or vice versa, these Bylaws may be adopted, amended or repealed by the Board of Directors. A Bylaw adopted by the shareholders may restrict or eliminate the power of the Board of Directors to adopt, amend or repeal Bylaws.



                                    Article XI
                          RESTRICTIONS ON TRANSFER OF STOCK

         Section 11.1: Transfer of Shares. Before any shareholder of the Company may sell, assign, gift, pledge or otherwise transfer any shares of the Company's capital stock, such shareholder shall first notify the Company in writing of such transfer and such transfer may not be effected unless and until legal counsel for the Company has concluded that such transfer, when effected as proposed by such shareholder, will comply with all applicable provisions of any applicable state and federal securities laws, including but not limited to the Securities Act of 1933, as amended (the "Act"), and the California Corporate Securities Law of 1968, as amended.

         Section 11.2: Subsequent Agreement or Bylaw. If (a) any two or more shareholders of the Company shall enter into any agreement abridging, limiting or restricting the rights of any one or more of them to sell, assign, transfer, mortgage, pledge, hypothecate or transfer on the books of the Company any or all of the shares of the Company held by them, and if a copy of said agreement shall be filed with the Company, or if (b) shareholders entitled to vote shall adopt any Bylaw provision abridging, limiting or restricting the aforesaid rights of any shareholders, then, and in either of such events, all certificates of shares of stock subject to such abridgments, limitations or restrictions shall have a reference thereto endorsed thereon by an officer of the Company and such certificates shall not thereafter be transferred on the books of the Company except in accordance with the terms and provisions of such as the case may be; provided that, no restriction shall be binding with respect to shares issued prior to adoption of the restriction unless the holders of such shares voted in favor of or consented in writing to the restriction.

         Section 11.3: Termination of Article XI. The provisions of this Article XI will terminate in their entirety on the effective date of a registration statement filed with the Securities and Exchange Commission under the Act with respect to registration of shares of the Company's capital stock for sale to the public.

                                    EXHIBIT A


                        CERTIFICATION OF BYLAWS BY SECRETARY


KNOW ALL BY THESE PRESENTS:


         I, Bruce W. Jenett, certify that I am Secretary of Information Storage Devices, Inc., a California company (the "Company"), that I am duly authorized to make this certification, that the attached Bylaws are a true and correct copy of the Amended and Restated Bylaws as duly adopted by the Board of Directors of the Company and that the same are the Bylaws of the Company now in effect.



Dated:  As of June 28, 1998
              --------------



                                             /S/ Bruce W. Jenett
                                             -------------------
                                             Bruce W. Jenett, Secretary