Form 10-Q
period 1998-10-03
INFORMATION STORAGE DEVICES INC /CA/
filed 1998-11-17
CIK 932980

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended October 3, 1998

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

As of November 13, 1998, there were outstanding 9,958,194 shares of the Registrant's Common Stock.

                                         INDEX

Part  I - Financial Information                                             Page
-------------------------------                                             ----


Item 1.       Financial Statements

              Condensed Balance Sheets at December 31, 1997
                     and October 3, 1998.......................................3

              Condensed Statements of Operations for the
                     Three Months and Nine Months Ended
                     September 27, 1997 and October 3, 1998....................4

              Condensed Statements of Cash Flows for the
                     Nine Months Ended September 27, 1997
                     and October 3, 1998.......................................5

              Notes to Condensed Financial Statements..........................6

Item 2.       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.............7


Part II - Other Information
---------------------------

Item 1.       Legal Proceedings...............................................12

Item 6.       Exhibits and Reports on Form 8-K................................13

              Signatures......................................................14

                                      PART I

                                FINANCIAL INFORMATION


Item 1.  Financial Statements


                               CONDENSED BALANCE SHEETS
                               ------------------------
                                     (In thousands)


                                                          October 3, 1998               December 31, 1997
                                                          ---------------               -----------------
Assets

Current assets:
    Cash and cash equivalents                                    $  6,259                        $ 10,102
    Short-term investments                                         18,189                          29,706
    Accounts receivable, net                                        8,740                           6,577
    Inventories                                                    11,774                           7,742
    Other current assets                                            2,843                           2,265
                                                          ---------------                 ---------------
         Total current assets                                      47,805                          56,392
Property and equipment, net                                         7,158                           6,317
Other assets                                                        6,994                           2,146
Long-term investments                                               5,137                           6,182
                                                          ---------------                 ---------------

Total Assets                                                     $ 67,094                        $ 71,037
                                                          ===============                 ===============

Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term debt                            $  1,356                        $  1,591
    Accounts payable and accrued liabilities                        5,514                           9,231
    Deferred revenue                                                1,698                           1,216
                                                          ---------------                 ---------------
         Total current liabilities                                  8,568                          12,038
Long-term liabilities                                               1,198                             994
                                                          ---------------                 ---------------
Shareholders' equity                                               57,328                          58,005
                                                          ---------------                 ---------------

Total Liabilities and Shareholders' Equity                       $ 67,094                        $ 71,037
                                                          ===============                 ===============

                The accompanying notes are an integral part of these statements.

                             CONDENSED STATEMENTS OF OPERATIONS
                          (In thousands, except per share amounts)



                                                              Three Months Ended            Nine Months Ended
                                                              ------------------            -----------------
                                                           10/03/98        9/27/97        10/03/98      9/27/97
                                                           --------        -------        --------      -------

Net revenues                                               $ 13,270       $ 13,813        $ 37,602     $ 33,542
Cost of goods sold                                            8,119          8,848          21,980       21,736
                                                           --------       --------        --------     --------
   Gross margin                                               5,151          4,965          15,622       11,806
Operating expenses:
   Research and development                                   2,916          2,703           8,985        7,904
   In-process research and development (1)                       --             --              --        4,000
   Selling, general and administrative                        3,028          3,514           9,675        8,604
                                                           --------       --------        --------     --------
        Total operating expenses                              5,944          6,217          18,660       20,508
Loss from operations                                           (793)        (1,252)         (3,038)      (8,702)
                                                           --------       --------        --------     --------
Interest and other income, net                                  620            551           1,661        1,692
                                                           --------       --------        --------     --------
        Loss before income taxes                           $   (173)      $   (701)       $ (1,377)    $ (7,010)
Provision (benefits) for income taxes                            --             --              --           --
                                                           --------       --------        --------     --------
Net loss                                                   $   (173)      $   (701)       $ (1,377)    $ (7,010)
                                                           ========       ========        ========     ========
Net loss per share                                         $  (0.02)      $  (0.07)       $  (0.14)    $  (0.73)
                                                           ========       ========        ========     ========
Shares used in computing net loss per share                   9,904          9,654           9,861        9,622
                                                           ========       ========        ========     ========


 (1) In-process research and development as a result of the CompactSPEECH(TM) acquisition.

            The accompanying notes are an integral part of these statements.

                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                                                Nine Months Ended
                                                                                -----------------
                                                                      October 3, 1998     September 27, 1997
                                                                      ---------------     ------------------
Cash flows from operating activities:
Net loss                                                                    $ (1,377)               $(7,010)
      Adjustments to reconcile net (loss) to net cash
      used in operating activities-----
          Depreciation and amortization                                        3,407                  2,323
          Compensation costs related to stock and stock option grant              63                     58
          In process research and development                                     --                  4,000
          Changes in assets and liabilities -----
             Accounts receivable                                              (2,163)                (6,696)
             Inventories                                                      (4,032)                   809
             Other current assets                                               (578)                  (241)
             Accounts payable                                                 (2,744)                 4,329
             Accrued liabilities and bonuses                                    (973)                   874
             Deferred revenue                                                    482                     61
             Other liabilities                                                  (115)                   561
                                                                           ---------              ---------
                   Net cash used in operating activities                      (8,030)                  (932)

Cash flows from investing activities:
      Purchase of property and equipment                                      (2,387)                (2,343)
      Change in other assets                                                  (2,248)                   889
      Purchase of equity in Conversa                                          (3,000)                    --
      Purchase of  CompactSPEECH(TM)                                               --                (5,100)
      Purchase of short-term                                                 (18,413)               (21,462)
      investments
      Proceeds from maturities of short-term investments                      20,540                 33,662
      Proceeds from sale of short-term investments                             9,537                  3,513
      Purchase of long-term investments                                           --                   (600)
      Proceeds from maturities of long-term investments                          651                     --
      Proceeds from sale of long term investments                                290                     --
                                                                           ---------              ---------
                   Net cash provided by investing activities                   4,970                  8,559

Cash flows from financing activities:
      Proceeds from sale of common stock, net of issuance costs                  600                    946
      Payments on capitalized lease obligations                               (1,383)                (1,027)
                                                                           ---------              ---------
                   Net cash used in financing activities                        (783)                   (81)

Net increase (decrease) in cash and cash equivalents                          (3,843)                 7,546
Cash and cash equivalents at beginning of period                              10,102                 21,927
                                                                           ---------              ---------
Cash and cash equivalents at end of period                                  $  6,259                $29,473
                                                                           =========              =========


              The  accompanying  notes are an integral part of these statements.

Notes to Condensed Financial Statements

1.       Basis of Presentation:
         ---------------------

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

2.       Inventories:
         -----------

         Inventories consist of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out basis) or market. The components of inventory are as follows (in thousands):


                                             October 3, 1998   December 31, 1997
                                             ---------------   -----------------

Work-in-process.........................            $  5,974            $  4,280
Finished goods..........................               5,800               3,462
                                                    --------            --------
                                                    $ 11,774            $  7,742
                                                    ========            ========

3.       Earnings Per Share:
         ------------------

         Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share information takes into account the dilution arising from the conversion of stock options and warrants, and is only presented for those periods in the accompanying statement of operations when the company has net income.

4.       Comprehensive Income:
         --------------------

     The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") as of January 1, 1998 and has restated information for all prior periods reported below (in thousands) to conform to this standard.

                                                   Three Months Ended                      Nine Months Ended
                                                   ------------------                      -----------------
                                             October 3, 1998   September 27, 1997    October 3, 1998  September 27, 1997
                                             ---------------   ------------------    ---------------  ------------------

Net loss .................................       $     (173)          $     (701)      $     (1,377)       $     (7,010)
Other Comprehensive Income:
   Unrealized holding gains (losses) on
   available for sale securities..........              104                   44                 63                  58
                                                 ----------           ----------       ------------        ------------
Comprehensive loss........................       $      (69)          $     (657)      $     (1,314)       $     (6,952)
                                                 ==========           ==========       ============        ============

5.       Derivatives:
         -----------

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company does not currently utilize derivative instruments and therefore the adoption of Statement 133 will not have a material effect on the Company's financial statements.

6.       Proposed Acquisition:
         --------------------

         On September 11, 1998, the Company and Winbond Electronics Corporation ("Winbond"), Winbond Int'l Corporation, Oriole Holding Corporation ("Oriole") and Winbond Acquisition Corporation ("Merger Sub") entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into the Company (the "Merger") and the Company will become a wholly owned-subsidiary of Oriole. Upon consummation of the Merger, each outstanding share of the Company's common stock not owned by Winbond or any of its affiliates will be automatically canceled and converted into the right to receive $7.50 in cash, subject to adjustment in certain events. The Merger is subject to the approval of the Company's shareholders, and to certain regulatory approvals and other customary closing conditions. All of the directors of the Company and certain of executive officers of the Company, as well as Winbond, Peaceful River Corp. and Pigeon Creek Holding Co., Ltd., have executed Voting Agreements pursuant to which they have agreed to vote for the Merger.


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

     In  July  1998,  the  Company  announced  that  it had  received  exclusive worldwide licensing rights to embed Conversa's (Conversational Computing Corporation) speaker-independent continuous voice recognition technology into a new family of digital voice processors. As part of the agreement, ISD made a $3 million equity investment in Conversa. The licensing agreement and the equity investment are an expansion of the joint development agreement ISD signed with Conversa in March 1998. The new ISD voice recognition chips are expected to provide high accuracy, continuous, or conversational, speaker independent capabilities. Products integrating these new chips will not have to be trained and will respond to a set of American-English commands. Additional languages are expected to be supported at a later date.

         In the third quarter of 1998, the Company transferred a substantial portion of its wafer sort and final test manufacturing operation to AMKOR, the Company's assembly and test subcontractor in the Philippines. This consolidation enables ISD to ship wafers directly from its wafer foundries to AMKOR for turnkey manufacturing and direct shipment of finished product directly to the customer. The objective of this move is to improve manufacturing cycle time while reducing work in process, inventory, and manufacturing cost. The Company's San Jose manufacturing group will focus on engineering, test development and pre-production efforts for new products. The cost of the move, all of which was incurred in the third quarter of 1998 and included in cost of goods sold, was less than $200 thousand. The Company increased inventory in the second quarter of 1998 in preparation for this move to Amkor. In the third quarter of 1998, inventory has been reduced as planned.

         In September 1998, ISD and Winbond Electronics Corporation ("Winbond"), Winbond Int'l Corporation, Oriole Holding Corporation ("Oriole") and Winbond Acquisition Corporation ("Merger Sub") entered in an Agreement and Plan of
Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into the Company (the "Merger") and the Company will become a wholly owned subsidiary of Oriole. Upon consummation of the Merger, each outstanding share of the Company's common stock not owned by Winbond or any of its affiliates will be automatically canceled and converted into the right to receive $7.50 in cash, subject to adjustment in certain events. The Merger is subject to the approval of the ISD shareholders, and to certain regulatory approvals and other customary closing conditions. All of the directors of ISD and certain of ISD's executive officers, as well as Winbond, Peaceful River Corp. and Pigeon Creek Holding Co., Ltd., have executed Voting Agreements pursuant to which they have agreed to vote for the Merger.

Results of Operations

         The following table sets forth, as a percentage of net revenues, each line item in the Company's statements of operations for the periods indicated.

------------------------------------------------------------------------------------------------------------------

                                                           Three Months Ended                Nine Months Ended

------------------------------------------------------------------------------------------------------------------

                                                        10/3/98         9/27/97           10/3/98        9/27/97
                                                        -------         -------           -------        -------
Net revenues                                             100.0%          100.0%            100.0%         100.0%
Cost of revenues                                          61.2            64.1              58.5           64.8
                                                        -------         -------           -------        -------
     Gross margin                                         38.8            35.9              41.5           35.2
                                                        -------         -------           -------        -------
Operating expenses:
     Research and development                             22.0            19.6              23.9           23.6
     In-process research and development                    --              --                --           11.9
     Selling, general and administrative                  22.8            25.4              25.7           25.6
                                                        -------         -------           -------        -------
          Total operating expenses                        44.8            45.0              49.6           61.1
                                                        -------         -------           -------        -------
Loss from operations                                      (6.0)           (9.1)             (8.1)         (25.9)
Interest and other income, net                             4.7             4.0               4.4            5.0
     Net Loss                                             (1.3)           (5.1)             (3.7)         (20.9)

------------------------------------------------------------------------------------------------------------------


Net Revenues

     During the nine months ended October 3, 1998, the Company's net revenues were principally derived from the sale of integrated circuits for voice recording and playback. Net revenues for the nine months ended October 3, 1998 were $37.6 million. This was a 12% increase from the net revenues of $33.5 million in the first three quarters of 1997. The increase in net revenues for the first nine months of 1998 was primarily caused by the ISD33000 family of ChipCorder products maturing into production orders as compared to the early design win orders during the same period of 1997. Net revenues for the third quarter of 1998 were $13.3 million compared to $13.8 million of net revenues for the third quarter of 1997, a decrease of 4% over net revenues for the third quarter of 1997. This decrease in net revenues was primarily caused by lower average selling prices. The ISD33000 family of ChipCorder products accounted for approximately 59% of net revenues for the third quarter of 1998 compared to approximately 25% for the third quarter of 1997; this product accounted for 49% of net revenues for the first nine months of 1998 compared to approximately 20% for the first nine months of 1997. The failure of new or broader applications or markets to develop, or the failure of the existing market to continue to be receptive to these products, could have a material effect on net revenues and the Company's results of operations.

         During the third quarter of 1998, sales to the Company's top ten customers accounted for 72% of net revenues compared to 67% in the third quarter of 1997. In the third quarter of 1998, the Company's top five customers were Motorola, Matshusita, NuHorizons, V-Tech, and Marubun. These customers accounted for 46%, 7%, 4%, 3% and 2% of third quarter net revenues, respectively. The loss of, or significant reduction in purchases by, a current major customer would have a material adverse effect on the Company's financial condition and results of operations if the Company were unable to obtain the orders from new or existing customers to offset such losses or reductions.

         Net revenues by market segment were approximately 75% for the communications market, 15% in the consumer market, and 10% in the industrial market for the third quarter of 1998 compared to 80% for the communications market, 15% in the consumer market, and 5% in the industrial market for the third quarter of 1997. For the first nine months of 1998, net revenues by market segment were 77% in the communication market, 14% in the consumer market, and 9% in the industrial market compared to 78% in the communications market, about 15% in the consumer market, and 5% in the industrial market for the first nine months of 1997. Sales in the automotive market are included in industrial. The Company's communications customers represent products, such as telephone answering machines, cellular phones, cordless phones, personal handy phones and pagers. The failure of new applications or markets to develop, or the failure of existing markets, particularly the communications market, to continue to be receptive to the Company's products or to offset reduced revenues from the consumer market, could have a material adverse effect on the Company's business, financial condition, and results of operations.

         International sales were 83% of net revenues in the third quarter of 1998 compared to 80% in the third quarter of 1997. Sales to Europe accounted for 47% of net revenues in the third quarter of 1998, up from 36% in the same period last year. Sales to Japan were 5% of net revenues in the third quarter of 1998, down from 25% in the third quarter of 1997, and sales to South East Asia were 31% in the third quarter of 1998, up from 19% in the third quarter of 1997. North American sales were 17% in the third quarter of 1998, down from 20% for the same period last year. For the first nine months of 1998, net revenue by regions were 47% in Europe, 26% in South East Asia, 15% in North America, and 12% in Japan compared to 33% in Europe, 20% in South East Asia, 23% in North America, and 24% in Japan for the first nine months of 1997. The Company is subject to the risk of conducting business internationally, including foreign government regulation and general geopolitical risks, such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, unexpected changes in, or imposition of, U.S. or foreign regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. As is common in the semiconductor industry, certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection on unsold products. Accordingly, the Company defers recognition of such sales until the distributor sells the product.

Gross Margin

     The Company's gross margin for the third quarter of 1998 was $5.2 million, or 38.8%, compared to $5.0 million or 35.9% gross margin for the third quarter of 1997. The gross margin for the first nine months of 1998 was $15.6 million or 41.5%, compared to the gross margin for the first nine months of 1997 which was $11.8 million or 35.2%. This improvement in gross margin of 6.3% for the first nine months in 1998 compared to 1997 reflects the result of several factors: strict cost control (approximately 2.0%); higher manufacturing yields (approximately 1.7%); improved product pricing (approximately 1.6%); and more efficient utilization of facilities and positive absorption of overhead (approximately 1.1%).

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

Research and Development

     Research and development expenses were $2.9 million, or 22% of net revenues, in the third quarter of 1998, compared to $2.7 million, or 20% of net revenues in the same period of 1997. For the first nine months of 1998, research and development expenses were $9.0 million, or 24% of net revenues, compared to $7.9 million or 24% of net revenues, excluding in-process research and development related to the CompactSPEECH acquisition, for the first nine months of 1997. Research and development expenses could increase as a result of the

Company's technology and new product activity associated with the technology announcements disclosed in the "Overview" section. However, there can be no assurance that new products will be successfully developed or achieve market acceptance, that yield problems on new or existing products utilizing new foundry processes will not arise in the future, or that product yields can be improved with respect to new or existing products.

Selling, General and Administrative Expenses

         Selling, general and administrative ("S, G, & A") expenses were $3.0 million, or 23% of net revenues, in the third quarter of 1998, compared to $3.5 million, or 25% of net revenues in the third quarter of 1997. For the first nine months of 1998, S, G, & A expenses were $9.7 million, or 26% of net revenues, compared to $8.6 million, or 26% for the first nine months of 1997. Selling, general and administrative expenses could increase as a result of sales and marketing activities, or legal expenses incurred in connection with the Atmel litigation matter. (See Part II, Item 1.) The Company's advertising expenses were minimal and are not an integral part of marketing the Company's products.

Interest and Other Income, Net

         Net interest and other income was $0.6 million for the third quarter of 1998, the same as the third quarter of 1997. Interest income relates to investment earnings from the proceeds of the Company's public offerings of common stock in 1995.

Provision for Income Taxes

     Because of the loss incurred in the first three quarters of 1997 and 1998, the Company has made no provisions for income taxes.
Liquidity and Capital Resources

         At October 3, 1998, the Company had cash, cash equivalents, short-term and long-term investments of $30 million, and working capital of $39 million. The Company has a line of credit with a commercial bank under which the Company may borrow up to $15 million based on eligible assets; the term of the credit line runs through June 30, 1999. As of October 3, 1998, the Company had no borrowings outstanding under this line of credit, but the credit line was being used to guarantee certain letters of credit generated by the Company. The line of credit does not restrict the Company from paying cash dividends on its capital stock and the only financial covenant is to maintain a minimum of pledged investments of $17.7 million in the Company's liquidity management account with the bank. The Company is currently in compliance with this financial covenant under the line of credit agreement.

     The Company's operating activities used net cash of $8.0 million in the first three quarters of 1998, due to the Company's net loss and to an increase in inventory of $4.0 million compared to the end of the previous year. Capital purchases were $2.4 million for the first nine months of 1998. The Company has entered into a new operating lease agreement of $1.0 million of which $0.9 million is available over the remainder of 1998. The Company's investment activity used cash of $3.0 million relating to the equity investment in Conversa.

         The Company believes its existing cash, cash equivalents and investments, together with its available line of credit and current equipment lease lines, will be sufficient to satisfy the Company's projected working capital and capital expenditure requirements through at least the next twelve months.

Year 2000 Issues

         ISD has a well defined internal plan which identifies, eliminates, and verifies that ISD's software and hardware applications are compliant with the Year 2000 ("Y2K"). ISD's major systems are 100% compliant and certified. ISD certifies that Y2K issues do not effect its products, used for voice record and playback. The Company has a Y2K team with a major ongoing program related to the assessment of its interfaces with customers, suppliers, and other business associations. ISD's Y2K team has initiated formal communications with each of its significant customers, suppliers, and other business associations to determine the extent to which ISD is vulnerable to those third parties' failure to remediate their own Y2K issues. ISD is requesting that third party vendors represent their products and services to be Y2K compliant and that they have a program to test for Y2K compliance. However, the response of those third parties is beyond ISD's control. To the extent that ISD does not receive adequate responses by December 31, 1998, it is prepared to develop contingency plans, with completion of these plans scheduled for no later than March 31, 1999. At this time ISD cannot estimate the additional cost, if any, that might develop from such contingency plans. ISD does not expect the costs to complete Y2K compliance to be material. Breakdowns in ISD's computer systems and applications, such as its manufacturing application software, its bar-coding systems, and the computer chips embedded in its plant equipment, as well as other Y2K related problems such as disruptions in the delivery of materials, power, heat, or water to ISD's facilities, could prevent ISD from being able to manufacture and ship its products. ISD plans to replace, upgrade or otherwise work around any of its date driven systems that are not Y2K compliant. ISD's Y2K team intends to have compliance solutions or work-arounds planned by December 31, 1998 and intends to complete compliance testing by June 30, 1999. If ISD fails to correct a material Y2K problem, its normal business activities and operations could be interrupted. Such interruptions could materially adversely affect ISD's business, financial condition and results of operations.



                                  Part II


                              Other Information


Item 1.           Legal Proceedings

In January 1995, Atmel notified ISD and Samsung of certain claims and demanded that ISD and Samsung either negotiate licenses with Atmel or cease manufacturing ISD's products at Samsung. ISD received an opinion from its patent counsel, Blakely, Sokoloff, Taylor & Zafman, that ISD does not violate any of the patents identified in Atmel's notice to ISD, and ISD believes the patent claims are without merit. ISD also believes that the other claims in the notice from Atmel were without merit, and its general counsel, on January 14, 1995, after reviewing with appropriate senior and knowledgeable personnel at ISD the factual information surrounding the other claims, provided a written response to Atmel that these claims were without merit. Atmel filed a complaint on June 15, 1995 in the United States District Court for the Northern District of California which alleges causes of action against ISD for patent infringement, trade secret misappropriation, breach of written contract, breach of contract implied-in-fact, unjust enrichment and declaratory relief. Atmel, in addition to damages and injunctive relief, is seeking a declaration from the Court that Atmel is a co-owner of ISD's ChipCorder products. All the causes of action alleged in the complaint appear to be based on the same circumstances alleged in the January 1995 Atmel notice. ISD believes the causes of action in the complaint to be without merit and has had its general counsel file an answer denying any wrongful conduct and asserting counterclaims for damage caused ISD by Atmel's termination of the fabrication arrangement between the parties. The Wafer Foundry Agreement between ISD and Samsung obligates Samsung to indemnify and hold ISD harmless for any claims or suits on account of using any technical information provided by Samsung. The Court has bifurcated the issues related to liability and damages. On February 27, 1998, the Court issued a decision construing the patent claims. ISD believes that this decision is at least in part favorable to ISD. On April 14, 1998, the Court issued a decision invalidating one of the asserted patents. Atmel has filed a Notice of Appeal of that decision. On November 5, 1998, the Court granted summary judgment of non-infringement in favor of the Company on the two remaining patents asserted. While it is difficult to determine, ISD does not believe the ultimate resolution of this matter will have a material impact on its business or financial position, although it may have a material adverse impact on the results of operations in the period in which it is resolved.

         On September 17, 1998, a complaint was filed against ISD, its directors and Winbond in the Santa Clara County Superior Court, Case No. CV776731, (the "Abraham Action"), bearing the caption "Jeffrey S. Abraham, individually and on behalf of all persons similarly situated, Plaintiff, v. David L. Angel, Frederick B. Bamber, Eugene J. Flath, Alan V. King, Eric J. Ochiltree, Frederick
L. Zieber, Information Storage Devices, Incorporated, Winbond Electronics Corporation, Winbond International Corporation, Peaceful River Corporation, Pigeon Creek Holding Company, Ltd., Winbond Acquisition Corporation, and Does 1 Through 100, inclusive, Defendants." Defendants David L. Angel, Frederick B. Bamber, Eugene J. Flath, Alan V. King, Eric J. Ochiltree, Frederick L. Zieber and Information Storage Devices, Incorporated are referred to as the "ISD Defendants" and Defendants Winbond Electronics Corporation, Winbond International Corporation, Peaceful River Corporation, Pigeon Creek Holding Company, Ltd. and Winbond Acquisition Corporation are referred to as the "Winbond Defendants." Mr. Abraham seeks to have the matter certified as a class action of the holders of ISD Common Stock. Mr. Abraham alleges that the intention of the ISD Defendants to pursue the Merger is in breach of their fiduciary duties owed to holders of ISD common stock to take all necessary steps to ensure that such holders will receive the maximum value realizable for their shares in any extraordinary transaction involving ISD. Mr. Abraham alleges that the Winbond Defendants knowingly aided and abetted the breaches of fiduciary duty committed by the ISD Defendants. Mr. Abraham further alleges that the cash consideration to be paid in connection with the Merger allegedly does not reflect the fair value of ISD's equity, does not offer a control premium, is less than the consideration proposed to be paid in a previous offer, and is less than the intrinsic value of ISD's equity. The complaint seeks a preliminary and permanent injunction against the Merger, rescission of the Merger if it is consummated, an accounting for all profits realized or to be realized by the Defendants as a result of the Merger, appointment of a committee of ISD shareholders and their representatives to assist in the independent evaluation of any transaction for ISD's shares, and unspecified compensatory damages and attorneys' fees. ISD is not aware of any pending motion for a preliminary injunction or other interim relief in connection with the Abraham Action. ISD believes that the allegations of the complaint are without merit and intends to defend the Abraham Action vigorously.

Item 6.           Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed herewith.

Exhibit
Number          Exhibit Title
-------         -------------

27.01    - Financial Data Schedule

         (b) On September 21, 1998, the Company filed a Form 8-K to report under
Item 1(b) the execution of an Agreement and Plan of Merger by the Company and Winbond Electronics Corporation ("Winbond"), Winbond Int'l Corporation, Oriole Holding Corporation and Winbond Acquisition Corporation ("WAC"), providing for the acquisition of the Company by WAC and Winbond. No financial statements were filed.

                                  Signatures

         Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INFORMATION STORAGE DEVICES, INC.
                            (Registrant)



Date: November 17, 1998
                            /S/ Felix J. Rosengarten
                            ------------------------
                            Felix J. Rosengarten
                            Vice President, Finance and Administration
                            and Chief Financial Officer
                            (Principal Financial and Accounting Officer and Duly Authorized Officer)